Form 10-Q
period 1995-09-30
FNB ROCHESTER CORP
filed 1995-11-13
CIK 745087

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended September 30, 1995

                                          OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE      ACT OF 1934

          For the transition period from ______________ to _____________


          Commission file number 0-13423

                                 FNB Rochester Corp.
                (Exact name of registrant as specified in its charter)

               New York                               16-1231984
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

          35 State St., Rochester, New York                 14614
          (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code:
           (716) 546-3300

               Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [X]     No [  ]

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Number of Shares Outstanding at
               Class                              October 31, 1995
           Common stock, $1.00 par value                3,568,963

                                        INDEX


                                                                 Page No.

            Part I    Financial Information

                      Condensed consolidated statements of
                      financial condition - September 30, 1995
                      and December 31, 1994                            --

                      Condensed consolidated statements of
                      operations for the three months and nine
                      months ended September 30, 1995 and 1994         --

                      Condensed consolidated statements of cash
                      flows for the nine months ended September
                      30, 1995 and 1994                                --

                      Notes to condensed consolidated financial
                      statements                                       --

                      Management's discussion and analysis of
                      financial condition and results of
                      operations                                       --

            Part II   Other information                                --

                      Index of Exhibits                                --

                              PART I - FINANCIAL INFORMATION

                           FNB ROCHESTER CORP. AND SUBSIDIARIES

           Condensed Consolidated Statements of Financial Condition (unaudited)
                          (In thousands, except per share data)


                                                    September 30,  December   31,
                                                    1995           1994
                                                    _____________  ____________

        Assets

        Cash and due from banks                           $16,856        $17,281

        Interest-bearing deposits with other banks          1,038          1,077

        Federal funds sold                                  4,300          2,000
        Securities available-for-sale                      47,180         49,284

        Securities held-to-maturity, at amortized
        cost (fair value of $57,958 in 1995 and
        $50,227 in 1994)                                   57,799         52,997
        Loans:
            Commercial                                    159,921        134,529
            Mortgage                                       45,442         31,080
            Home Equity                                    19,478         20,586
            Consumer                                       20,291         16,443
                                                           ______         ______

                Total loans                               245,132        202,638
            Net deferred loan fees                            (76)          (201)
            Allowance for loan losses                      (6,125)        (6,452)
                                                          _______        _______

                Net loans                                 238,931        195,985

        Premises and equipment, net                         6,561          4,918
        Accrued interest receivable                         3,434          3,159

        Other real estate                                       0            100

        Other assets                                        2,204          2,461
                                                            _____          _____

                Total assets                             $378,303       $329,262
                                                          =======        =======

        Liabilities and shareholders' equity
        Deposits:
            Demand:
                Non-interest bearing                 $     40,877   $     37,887
                Interest bearing - NOW                     63,355         70,690
            Savings and money market                       80,029         75,774
            Certificates of deposit:
                Under $100,000                            105,968         88,674
                $100,000 and over                          51,108         22,356
                                                           ______         ______

                    Total deposits                        341,337        295,381

        Securities sold under agreement to
        repurchase and short-term borrowing                 8,800          9,875

        Accrued interest payable and other                  3,632          2,646
        liabilities                                         _____          _____


                    Total liabilities                     353,769        307,902
                                                          _______        _______


        Shareholders' equity:

        Common stock, $1 par value; authorized
        5,000,000 shares; issued and outstanding
        3,568,713 in 1995 and 1994                          3,569          3,569
        Additional paid in capital                         13,023         13,023
        Unrealized net holding gain (loss) on
        securities available-for-sale                         284           (781)
        Undivided profits                                   7,658          5,549
                                                            _____          _____

                    Total shareholders' equity             24,534         21,360
                                                           ______         ______


        Total liabilities and shareholders' equity    $   378,303    $   329,262
                                                          =======        =======


        See accompanying notes to condensed consolidated financial statements

                           FNB ROCHESTER CORP. AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations (unaudited)
                          (In thousands, except for share data)
                                      Nine months ended        Three months ended
                                          September 30,           September 30,


                                          1995       1994        1995       1994
                                          ____       ____        ____       ____
       Interest income:

           Commercial                   $ 11,081     $ 8,016   $  3,967     $ 2,941
           Mortgage                        2,108       1,689        805         570
           Home equity                     1,509       1,213        496         426
           Consumer                        1,186         901        436         328
                                           _____         ___        ___         ___
             Total interest and
             fees on loans                15,884      11,819      5,704       4,265

         Federal funds sold and
         time deposits                       478         310        128         128
         Securities                        5,139       4,498      1,720       1,502
                                           _____       _____      _____       _____
           Total interest income          21,501      16,627      7,552       5,895
                                          ______      ______      _____       _____

       Interest expense:
         Savings, NOW and money
         market accounts                   2,564       2,412        858         786
         Certificates of deposit           6,101       3,090      2,221       1,198
         Short-term borrowing                305          58        123          10
         Long-term debt                        -         123          -           -
                                            ____         ___        ___         ___
           Total interest expense          8,970       5,683      3,202       1,994
                                           _____       _____      _____       _____

           Net interest income            12,531      10,944      4,350       3,901
       Provision for loan losses
       (recovery)                              -        (43)          -           -
                                          ______        ____      _____       _____
           Net interest income
           after recovery for loan
           losses                         12,531      10,987      4,350       3,901
                                          ______      ______      _____       _____


       Other income:
         Service charges on deposit
         accounts                            896         909        307         286
         Credit card fees                    477         383        166         124
         Gain on sale of securities
         available-for-sale                   53           -          -           -
         Loan servicing fees                 218         242         70          78
         Gain on sale of subsidiary            0         191          0         100
         Other operating income              319         262        128         154
                                             ___         ___        ___         ___

           Total other income              1,963       1,987        671         742
                                           _____       _____        ___         ___
       Other expenses:
         Salaries and employee
         benefits                          6,047       5,884      2,065       2,062
         Occupancy                         1,946       1,786        668         681
         Marketing and public
         relations                           442         657        144         221
         Office supplies, printing
         and postage                         406         395        124         125
         Processing fees                     726         673        250         219
         F.D.I.C. assessments                317         504       (14)         156
         Net cost of operation of
         other real estate                  (14)         241          1          71
         Legal                               235         316         77         106
         Other                             1,325       1,184        538         380
                                           _____       _____        ___         ___

           Total other expenses           11,430      11,640      3,853       4,021
                                          ______      ______      _____       _____
             Income before income          3,064       1,334      1,168         622

             Income tax expense              955         441        352         189
                                             ___         ___        ___         ___
             Net income                  $ 2,109       $ 893    $   816     $   433
                                           =====         ===        ===         ===


             Weighted average
             shares outstanding
             - primary                 3,568,713   3,224,465  3,568,713   3,568,712
                                       =========   =========  =========   =========


             Net income per common
             share - primary              $  .59     $   .28     $  .23      $  .12
                                             ===         ===        ===         ===


       See accompanying notes to condensed consolidated financial statements.

                           FNB ROCHESTER CORP. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows (unaudited)
                                      (In thousands)

                                                            Nine months ended
                                                              September 30,

                                                             1995         1994
                                                             ____         ____
       Cash flows from operating activities:

         Net income                                        $   2,109     $   893
       Adjustments to reconcile net income to net cash
       provided by operating activities:
           Provision for loan losses (recovery)                    -         (43)
           Depreciation and amortization                         818         740
           Amortization of goodwill                              178         188           Gain on sales of securities available-for
           -sale                                                 (53)          -

           (Increase) decrease in mortgage loans held
           -for-sale                                            (416)      2,979
           Increase in accrued interest receivable              (275)       (179)
           Decrease in other assets                              179         595
           Increase (decrease) in accrued interest
           payable and other liabilities                         793        (116)
                                                                 ___       _____


               Net cash provided by operating
               activities                                      3,333       5,057
                                                               _____       _____

       Cash flows from investing activities:

           Decrease in interest bearing deposits                  39           -
           Securities available-for-sale:
               Purchase of securities                        (12,159)     (7,988)
               Proceeds from maturities                        8,541      10,896
               Proceeds from sales                             7,033       5,815
           Securities held-to-maturity:
               Purchase of securities                         (6,599)     (5,450)
               Proceeds from maturities                        1,797       6,113
           Loan origination and principal collection,
           net                                               (42,530)    (30,629)

           Capital expenditures, net                          (2,461)     (1,446)
                                                              ______      ______

               Net cash used by investing activities         (46,339)    (22,689)

       Cash flows from financing activities:

           Net decrease in demand, savings, NOW and
           money market accounts                                 (90)    (13,846)

           Certificates of deposit accepted and
           repaid, net                                        46,046      26,279

           Increase (decrease) in short-term
           borrowings and securities sold under
           agreement to repurchase                            (1,075)        800
                                                               _____         ___

               Net cash provided by financing                 44,881      13,233
               activities                                     ______      ______


               Increase (decrease) in cash and cash
               equivalents                                     1,875      (4,399)
               Cash and cash equivalents at beginning
               of year                                        19,281      28,583
                                                              ______      ______

               Cash and cash equivalents at end of
               period                                      $  21,156   $  24,184
                                                              ======      ======


       Supplemental disclosure of non-cash investing and financing activities

           Transfer of loan from in-substance
           foreclosure to commercial loans                     1,160           -



           Conversion of subordinated notes to common
           stock                                                   -       7,249

       The Company paid cash during the nine months ended
       September 30, 1995 and 1994 as follows:

           Cash paid for interest                            $ 8,743     $ 5,846
           Cash paid for taxes                                   650         330


            See accompanying notes to condensed consolidated financial statements.

                                FNB ROCHESTER CORP. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements (unaudited)


          (1)  Summary of Significant Accounting Policies

               Basis of Presentation

               FNB Rochester Corp. (the Company) operates as a bank holding company. At September 30, 1995, its only subsidiary is First National Bank of Rochester (the Bank). Prior to its sale on April 1, 1994, the Company also owned Atlanta National Bank (Atlanta). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Atlanta (through its sale date). All material intercompany accounts and transactions have been eliminated in the consolidation.

               The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1994 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended September 30, 1995. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

          (2)  Allowance for Loan Losses

               The Financial Accounting Standards Board issued Statement 114 Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income and Disclosure. These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

               As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements. As of January 1, 1995, all of the Company's in substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, all amounts related to in substance foreclosures have also been reclassified. These reclassifications did not impact the Company's consolidated financial condition or results of operations.

               As a result of the adoption of SFAS No. 114, the allowance for possible loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's initial effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent.

               The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans. Prior to the adoption of SFAS No. 114 and 118, the allowance for possible loan losses related to these loans was based on estimated undiscounted cash flows or the fair value of the collateral, less estimated costs to sell for collateral dependent loans.

               Other real estate owned included both formally foreclosed and in-substance foreclosed real properties. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114 and SFAS No. 118, in-substance foreclosed properties included those properties where the borrower has little or no remaining equity in the property considering its fair value, where repayment was only expected to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

               Changes in the allowance for possible loan losses for the nine months ended September 30, 1995 and 1994 are as follows:

                                              1995    1994
                                              ____    ____

                Balance at beginning of    $6,452  $6,823
                period

                Provisions (recovery) for       -     (43)
                possible loan losses
                Allowance of subsidiary         -    (177)
                sold

                Loans charged off            (512)   (178)

                Recoveries on loans
                previously charged-off        185     927
                                              ___     ___

                Balance at end of period   $6,125  $7,352

               At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $547,000. The average recorded investments in impaired loans during the nine months ended September 30, 1995 was approximately $1,319,000.

               Impaired loans are included in non-performing loans, generally as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period.

               When a loan is impaired and the future repayment of the recorded balance is doubtful, interest payments received are applied to principal and no interest income is recognized. If the recorded loan balance is expected to be paid, interest income is recognized on a cash basis.

               For the nine months ended September 30, 1995, the Company recognized $26,000 interest income on the impaired loans.

          (3)  Income per Common Share

               Per share data is based upon the weighted average number of common shares outstanding during the year. Common share equivalents (stock options) are not used in the income per share calculation as they dilute earnings per share by less than 3 percent. Fully diluted per share data is not presented as potentially dilutive securities dilute earnings per share by less than 3 percent or are antidilutive.

          (4)   Subordinated Capital Notes

                The Company issued 10% Subordinated Capital Notes in 1990 and 1989. On March 2, 1994 the notes were converted to common stock of the Company. The conversion increased the Company's common shares by 1,566,325 and equity by $7,249,000. Interest expense for the subordinated capital notes amounted to $123,000 for the period ended September 30, 1994.

          (5)   Stock Option Plan

                The Company has an incentive stock option plan under which options to acquire 225,000 shares of its common stock were available to grant to key employees. At September 30, 1995, options to purchase 223,350 shares were held by grantees under the plan. The range of exercise prices of the options is $5.63 to $7.75 per share with an average exercise price of $6.59 per share. At September 30, 1995, options to acquire 167,400 shares were exercisable. The remaining options become exercisable at various times through June 1997. As of September 30, 1995, no options granted under the plan have been exercised.

          (6)   Dividends

                At the March 1992 Board of Director's meeting, the Board approved the suspension of the dividend on common stock as part of its plan to preserve capital. No dividends have been paid since 1991.

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1994 contained in Company's Form 10-K for the period then ended and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's Financial position or operating results.

               Overview

               Average loans and deposits have continued to grow. Loans have increased $42.6 million from December 31, 1994 and deposits have increased $46 million. The deposit increase has primarily been in certificates of deposit of which $28.8 million is in certificates of $100,000 or more. A large increase in the number of public fund banking relationships in the Company's banking offices has contributed to this increase. Total non-performing assets have declined $674,000, or 20% from December 31, 1994 to a level of $2.7 million and declined as a percent of total loans and real estate acquired by foreclosure to 1.10% from 1.67% at year end.

               Net income for the nine months ended September 30, 1995 increased $1,216,000, or 136.2%, to $2,109,000 from $893,000 for the same period in 1994. Income per share increased to $.59, up $.31 in comparison to $.28 for the nine months ended September 30, 1994. The increase in income was primarily due to an increase in net interest income of $1,587,000. Other operating income decreased $24,000, or 1.2%, and other expense decreased $210,000, or 1.8%. 1994 other operating income included a $191,000 gain for the sale of Atlanta National Bank. 1995 other expense showed reductions in Federal Deposit Insurance assessments, net cost in operation of other real estate, and marketing with some offsetting increases in salaries and benefits and occupancy expense. For the quarter net income increased $383,000 primarily due to an increase in net interest income of $449,000 and a decline in Federal Deposit Insurance assessment of $170,000, offset by an increase in other operating expense of $158,000. $100,000 of the gain for the sale of Atlanta was recognized in September 1994.

               Net Interest Income

               Net interest income for the nine-month period increased $1,587,000, or 14.5%, as compared to the period ended September 30, 1994 and increased $449,000, or 11.5%, for the three-month period. As in the first and second quarters, increased lending activity, the conversion of the subordinated notes, declines in non-performing assets, and increased yields on earning assets have contributed to this trend. As in 1994 the focus in 1995 continues to be increased lending activity funded primarily with deposit growth. Net interest margin, which was 5.10% for the year ended December 31, 1994, has generally trended downward during 1995 going to 5.02%, 4.83% and 4.9% for the quarters ended March, June and September, respectively. Interest margins may continue to decline in future months as much of the deposit growth continues to be in higher-yielding certificates of deposit. While margins may decline, net interest income may continue to increase because of loan and other earning asset growth.

               Increased loan volume continues to have a positive effect on interest income. Interest and fees on loans increased $4,065,000, or 34.4% for the nine-month period ended September 30, 1995 and $1,439,000, or 33.7% for the three-month period, as compared to the same periods in 1994. The increases were caused by both increased volumes and increased rates.

               Average commercial loans increased $26.1 million, or 21.7%, from the period ended September 30, 1994 to the period ended September 30, 1995. The increased volume contributed $1,977,000 to income while increasing rates provided $1,088,000 of additional income. Average mortgage loans increased $9.9 million, or 36.9%. The increase in the mortgage portfolio was primarily made up of 15 year fixed rate mortgages and variable rate mortgages. If mortgage rates continue at current levels, or decline, more of the new mortgages originated for portfolio are likely to be fixed than variable. The lower rates for mortgages being placed in the portfolio in 1995 have caused some decline in average yield and as a result income declined $149,000 because of the lower rates and increased $568,000 because of the additional volume. Average home equity loans increased $106,000, or .5%, and increasing prime lending rate was the primary reason for the increase in income. Average consumer loans increased $4 million, or 27.5% and the result for the period was an increase in interest income of $256,000 from volume and $29,000 from higher rates.

               Income from securities increased $641,000 when comparing the nine-month period ended September 30, 1995 to the September 30, 1994 period. During the period ended September 30, 1995, the average amount of portfolio securities was $8.4 million larger than for the same period in 1994. In comparing the period ended September 1995 to the same period in 1994, income increased $404,000 due to the additional volume and increased $237,000 because of higher rates.
               Most of the Banks' securities are taxable, and average yields on those securities have increased from 6.23% for the period ended September 1994 to 6.51% for the period ended September 30, 1995.

               Interest expense increased $3,287,000, or 57.8%, for the nine-month period ended September 30, 1995 as compared to the period ended September 30, 1994. The savings, NOW, and money market categories of deposits have shown increased interest expense of $317,000 from increased rates and a decrease of $165,000 from volume as deposit balances declined from September 1994 levels. From September 30, 1994 to September 30, 1995 average savings, NOW, and money market deposits declined $9.2 million, or 6.1% while certificates of deposit increased $45.9 million, or 47.6%. The Bank's deposit growth in certificates of deposit resulted in $1,968,000 additional interest expense because of increased balances and $1,043,000 because of increased rates. Average total interest bearing deposits have increased $36.7 million from September 30, 1994 to September 30, 1995. Securities sold under agreement to repurchase increased interest expense for short-term borrowing by approximately $247,000, and a savings of $123,000 in interest expense was realized in the period ended September 30, 1995 as compared to 1994 because of the conversion of the Subordinated Capital Notes.

               Provision for Loan Losses

               The Bank provides for loan losses by a charge to current operations. The provision is based upon discretionary adjustments which, in the opinion of management, are necessary to bring the allowance to an appropriate level considering the character of the loan portfolio, current economic conditions, analyses of specific loans, and historical loss experience.

               The Bank had net charge-offs of $327,000 for the nine-month period ended September 30, 1995 as compared to net recoveries of $749,000 for the same period in 1994. The Bank sold a $1.2 million nonperforming loan in September 1995 and a $360,000 charge-off was recognized as a result of that sale. Net charge-offs (recoveries) (annualized) as a percent of average loans were .20% and (.55)%, respectively, for the nine months ended September 30, 1995 and 1994. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable period were 2.50% and 3.75% respectively. Non performing assets declined in the nine months ended September 30, 1995 to $2.7 million from $3.4 million. Management undertakes a quarterly analysis to assess the adequacy of the allowance taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at September 30, 1995 to absorb anticipated losses. It is anticipated that further additions to the allowance will not be necessary in 1995 unless there are significant changes in the local economy or higher than anticipated loan growth.

               Non-Interest Income and Non-Interest Expense

               Non-interest income of $1,963,000 for the first nine months of 1995 represents a decline of $24,000, or 1.2%, from $1,987,000 for the comparable period in 1994. A $191,000 gain was recognized in 1994 for the sale of Company's bank subsidiary Atlanta National Bank. 1995 income shows increases in credit card fees of $94,000 and gains on the sale of securities available for sale of $53,000.

               Non-interest expense was $11,430,000 for the first nine months of 1995 as compared to $11,640,000 for the comparable period in 1994, a decline of $210,000, or 1.8%. The largest components of non-interest expense for the nine-month period ended September 30, 1995 were salaries and employee benefits of $6,047,000 which increased $163,000, or 2.8%, from
               $5,884,000 for the same period in 1994.

               For the nine-month period ended September 30, 1995 as compared to the period ended September 30, 1994, occupancy expense increased $160,000, or 9.%. The primary reason for the increase is the leasehold costs associated with the move to the Powers Building, depreciation costs for the computer network and computer system upgrades installed in 1994, and costs associated with the planned relocation of the Henrietta office. Other operating expense increased $141,000, of which $120,000 was related to various non-loan related charge-offs, including a defalcation by a former employee. Offsetting these increases were declines in marketing and public relations of $215,000, net cost of operation of other real estate of $255,000, and $187,000 decrease in Federal Deposit Insurance assessments. Federal Deposit Insurance rates were decreased retroactive to May 1995. The Bank is expected to realize future benefits from this decrease in rates.

               With continued focus on sales, deposit and loan growth, and customer service, the Bank's operating expenses are expected to increase. As part of this focus the Bank is expanding its community banking office network in the Rochester area. In March of 1995 the Bank opened a banking office in the community of East Rochester, a banking office in the Town of Chili was opened in September of 1995, and a third new banking office in the Town of Penfield was opened in October 1995. Currently under construction is a new office in the Town of Perinton and a new facility for the relocation of the existing Henrietta office.

               Provision for Income Taxes

               The provision for income tax increased $514,000, to $955,000 for the period ended September 30, 1995. The Company's effective tax rates for the periods were 31.2% and 33.1% for 1995 and 1994 respectively. The increased provision was caused by the increase in pretax income.

               Capital Adequacy

               Total shareholders' equity was $24,534,000 at September 30, 1995, which represents an increase of $3,174,000, or 14.9% from $21,360,000 at December 31, 1994. Capital was increased by $1,065,000 from increases in the market value of the available-for-sale securities portfolio and $2,109,000 from earnings.

               At September 30, 1995, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 9.78% and 11.05% respectively, at September 30, 1995. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets. Banking organizations that are not top-rated according to regulators' "Camel" ratings, however must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at September 30, 1995 was 6.38%.

               Liquidity

               Liquidity measures the ability to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. All internal liquidity measures are well over minimum levels established by the Bank. The fundamental source of liquidity will continue to be deposits. Available sources of asset liquidity include short-term investments, loan repayments, and securities held in the available-for-sale portfolio. Additionally, the Bank has the ability to pledge securities to secure short-term borrowing. The Bank is a member of the Federal Home Loan Bank which provides an additional source of funding.

               The vast majority of the assets of the Company are held by the Bank. Dividends and cash advances to the Company from the Bank are subject to standard bank regulatory constraints. An analysis of projected expenses and cash flows indicates that the Company has sufficient cash to meet its anticipated cash obligations through 1996.

                             PART II - OTHER INFORMATION

             Item 1.  Legal Proceedings

                None

             Item 2.  Changes in Securities

                None

             Item 3.  Defaults upon Senior Securities

                None

             Item 4.  Submission of Matters to a Vote of Security Holders

                None

             Item 5.  Other Information

                None

             Item 6. Exhibits and Reports on Form 8-K

                a)  Exhibits

                      Exhibit                   Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where  exhibit may be
                                                found:

                      (3.1)  Certificate of     Exhibits 4.2-4.5 to
                      Incorporation as          Registration Statement
                      amended, of the           No. 33-7244, filed July
                      Registrant                22, 1986

                      (3.2)  Amendment to       Exhibit 3 to Form 10-Q
                      Certificate of            for period ended
                      Incorporation of          June 30, 1992
                      Registrant dated August
                      6, 1992

                      (3.3)  By-laws of the     Exhibit 3.3 to Annual
                      Registrant, as            Report on Form 10-K
                      amended.                  for the year ended
                                                December 31, 1992

                      (10.1) Residential        Page --
                      Mortgage Loan Agreements
                      between Russell Family
                      Associates, related to
                      H. Bruce Russell, and
                      First National Bank of
                      Rochester

                      (10.2) Commercial Loan    Page --
                      Agreements between
                      Estate of Fred B.
                      Kravetz and First
                      National Bank of
                      Rochester

                      (10.3) Commercial Line    Page --
                      of Credit Agreement
                      between GLC Outsourcing
                      Services, Inc., related
                      to James D. Ryan, and
                      First National Bank of
                      Rochester

                      (27) Financial Data       Page --
                      Schedule


               (b)  Reports on Form 8-K:

                None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FNB ROCHESTER CORP.


          Date    November 10, 1995          s\s Stacy C. Campbell
                                             Stacy C. Campbell
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Duly Authorized Officer)