Form 10-K
period 1995-12-31
FNB ROCHESTER CORP
filed 1996-03-27
CIK 745087

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

                                          OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _____________

               Commission file number    0-13423



                                 FNB ROCHESTER CORP.
                (Exact name of registrant as specified in its charter)

                           New York                  16-1231984
              (State or other jurisdiction of       (I.R.S. Employer
                 incorporation or organization)      Identification No.)

                     35 State Street, Rochester, New York           14614
                  (Address of principal executive offices)       (Zip Code)


                 Registrant's telephone number, including area code:
                                    (716) 546-3300


             Securities registered pursuant to Section 12 (b) of the Act:


                      None                                None
               (Title of Each Class)          (Name of Each Exchange on
                                                   Which Registered)


               Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.00 Par Value Per Share
                                (Title of Each Class)


          The aggregate market value of the 2,782,305 shares of Common Stock-Voting held by non-affiliates of the registrant at March 14, 1996 (based on the average of high and low prices on March 14, 1996) was $26,779,686. Solely for the purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding common stock have been deemed to be affiliates.


          Number of shares of Common Stock outstanding as of the close of business on March 14, 1996 was 3,568,963.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______


          Indicate by check Mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. YES  __X___     NO _____

                         DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference in the following parts of this report; Parts I and II - - the Registrant's 1995 Annual Report to Shareholders; Part III -- the Registrant's definitive proxy statement as filed or to be filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 28, 1996.

                                        PART I

          ITEM 1.  BUSINESS


          GENERAL

          FNB Rochester Corp. (the "Company") is a bank holding company. First National Bank of Rochester ("First National" or the "Bank") is its only subsidiary. The Company was organized under the New York Business Corporation Law and commenced operations on September 10, 1984. At December 31, 1995, the Company had consolidated assets and deposits of $391.3 million and $357.9
          million, respectively.   The Bank is a member of the Federal
          Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Until April 1, 1994, the Company also owned Atlanta National Bank ("Atlanta") in Atlanta, NY. Atlanta was sold to Bath National Bank.

          The Bank was established in 1965, in Rochester, New York as a national bank. It provides a full range of commercial banking, trust, and consumer banking services to businesses and individuals.


          MARKET AREA

          The Company's business is conducted from its corporate headquarters located in the Powers Building at the corner of State and Main Streets in downtown Rochester, New York. The Bank's sixteen banking offices are located in Monroe, Chemung, Erie, Onondaga and Schuyler counties in New York State. The Bank sold its Shop City office in Onondaga County in 1994, but still provides services in Onondaga County through its Downtown Syracuse office. The Bank expanded into the metropolitan Buffalo area in 1993 with the addition of a loan production office to serve business and professional customers in a suburban section of Erie County. In August 1994, the Buffalo office became a full service branch. Both the Buffalo and Downtown Syracuse banking offices focus their sales and service efforts on business and professional customers.

          The Bank considers its primary service and market area to be the City of Rochester and surrounding towns, which have a total population of approximately 1 million. Rochester, located in the western part of New York State on the south shore of Lake Ontario, is the third largest city in New York State. Greater Rochester has a diversified manufacturing base. Four national firms with significant manufacturing facilities and other major business operations in the Greater Rochester area are Eastman Kodak Company, Xerox Corporation, Bausch & Lomb Inc. and General Motors Corporation. Rochester is the home of the corporate headquarters of both Eastman Kodak and Bausch & Lomb. Other institutions that add stability to the area's employment include the University of Rochester, Rochester Institute of Technology, eight other institutions of higher education, and seven large hospitals. Although primarily agricultural and residential in nature, the surrounding communities served by the Company also have office, commercial, educational, retail, and light industrial facilities. Businesses in these communities constitute an important part of the Bank's customer base.


          BANKING SERVICES

          First National's services are provided through fourteen full-service community banking offices, twelve of which have drive-up facilities, plus the Buffalo and Syracuse offices. Automated teller machines (ATM's) are located at the eleven Monroe County banking offices, and customers may use ATM's throughout the United States and abroad through ATM networks. The Bank opened its newest banking office in Monroe County (Town of Perinton) in March 1996. Three new Monroe County banking offices were opened in 1995.

          The Bank is engaged in general commercial banking, providing a wide range of loan and deposit services. As of December 31, 1995, the Bank had approximately 37,000 deposit accounts and 9,300 loans outstanding. The Bank offers a wide range of retail services, including installment loans, credit cards, checking accounts, savings accounts, money market accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit and providing cash management and accounts receivable services to a variety of businesses. The Bank also operates a merchant credit card program. The Bank's installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank offers safe deposit box services at thirteen of the banking offices.

          The Trust & Investment Division of First National was expanded and improved in 1993. The Trust & Investment Division at First National Bank acts as executor and/or trustee and provides administration, record-keeping, and professional portfolio management for individuals, corporations, institutions, and not-for-profits. Assets under management increased 141% during 1995 through product offerings such as 401(k) plans, investment management, corporate and cash management services, mutual funds, annuities, and traditional trust and record-keeping services.
          The Trust & Investment Division has established various strategic alliances with service partners to reduce costs, provide better and more efficient services, obtain access to other markets and enhance its capabilities and product offerings. As with any major business expansion, this is a long-term commitment on the part of the Bank.


          EMPLOYEES

          At December 31, 1995, the Company had 233 employees of whom 36 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


          COMPETITION

          The Bank is one of approximately fifteen commercial and savings institutions competing for deposits and loans in Monroe County. Approximately eight commercial and savings institutions compete in Schuyler and Chemung counties. The Bank considers its business to be highly competitive in its service areas. Many of the competitors are larger than First National in terms of number of offices, assets, and resources, and many have higher lending limits than First National.

          The primary competition for the Trust & Investment Division comes from investment advisory and brokerage firms, as well as other bank trust departments in the Bank's primary market area.

          In recent years, non-bank financial institutions such as credit unions, money market funds, stock brokerage firms, insurance companies, and mortgage banking firms have been an increased source of competition. Non-bank financial institutions continue to be subject to less regulation than commercial banks in certain areas.


          SUPERVISION AND REGULATION

          As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "Act"), and is required to file annual reports and such additional information as may be required by the Federal Reserve Board (the "FRB") pursuant to the Act. The FRB has the authority to examine the Company and its subsidiaries.

          The Act and regulations thereunder limit, with certain exceptions, the business which a bank holding company may engage in, directly or indirectly through subsidiaries, to banking, managing or controlling banks, furnishing or performing services for banks controlled by the Company, and services incident thereto. In addition, the Act and regulations thereunder require the prior approval of the FRB for the acquisition of a bank or bank holding company if thereafter the bank holding company will, directly or indirectly, control more than 5% of the voting stock of such bank or bank holding company, or substantially all the assets of such bank or bank holding company.

          Among the activities permitted to bank holding companies is the ownership of shares of any company which engages in activities that the FRB determines to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto. The FRB has determined a number of activities to be closely related to banking, and has proposed others for consideration. Such activities include leasing real or personal property under certain conditions; operating as a mortgage financing or factoring company; servicing loans and other extensions of credit; acting as a fiduciary; acting as an investment or financial advisor under certain conditions; acting as an insurance agent or broker principally in connection with the extension of credit by the bank holding company or any subsidiary; acting as underwriter for credit life insurance and credit accident and health insurance that is directly related to extension of credit by the bank holding company or any subsidiary; providing bookkeeping or data processing services for the bank holding company, its affiliates, other financial institutions and others, with certain limitations; making certain equity and debt investments in community rehabilitation and development corporations; and providing certain kinds of management consulting advice to unaffiliated banks.

          The Federal Reserve Act imposes restrictions on extensions of credit by subsidiary banks of a bank holding company to the bank holding company or any of its subsidiaries, or investments in the stock or other securities of the holding company, and on the use of such stock or securities as collateral for loans to any borrower. Further, under the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

          From time to time the FRB may adopt further regulations pursuant to the Act. The Company cannot predict whether any further regulations will be adopted or how such regulations will affect the consolidated operating results or business of the Company.

          The primary supervisory authority of the Bank is the Office of the Comptroller of the Currency (the "OCC"), which regularly examines such areas as capital adequacy, reserves, loans, investments, management practices, and other aspects of the Bank's' operations. These examinations are designed for the protection of the Bank's depositors and not its shareholders. In addition to these regular examinations, the Bank must furnish quarterly and annual reports to the OCC. The OCC has the authority to issue cease-and-desist orders to prevent a bank from engaging in an unsafe or an unsound practice or violating the law in conducting its business.

          The Bank is also a member of the Federal Reserve System, and as such, is subject to certain laws and regulations administered by the FRB. As a member of the Federal Reserve System, the Bank is required to maintain non-interest bearing reserves against certain accounts. The amount of reserves required to be maintained is established by regulations of the FRB and is subject to adjustment from time to time.

          The Bank's deposits are insured by the Bank Insurance Fund (BIF) of the FDIC up to a maximum of $100,000 per insured deposit account, subject to the rules and regulations of the FDIC. For this protection, the Banks pay a semi-annual statutory assessment. The supervision and regulation by the FDIC is also intended primarily for the protection of depositors.

          The policies of regulatory authorities have had a significant effect on the operating results of commercial banks in the past, and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowing, changes in reserve requirements against bank deposits, and limitations on the deposits on which a bank may pay interest. Policies of these agencies may be influenced by many factors including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States Government. Supervision, regulation, or examination of the Company by regulatory agencies is not intended for the protection of the Company's shareholders.

          Loans made by the Bank are also subject to numerous other federal and state laws and regulations, including the Truth in Lending Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

          The United States Congress has periodically considered and adopted legislation that has resulted in further deregulation of both banks and financial institutions. Congress has adopted further legislation to modify or eliminate geographic restrictions on banks and bank holding companies, and could modify or eliminate current prohibitions against banks engaging in one or more non-banking activities. Such legislative changes could place the Bank in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Bank cannot be predicted.

          Effective September 29, 1995, the Bank Holding Company Act authorizes the FRB to approve the acquisition of a bank located in New York by an out-of-state bank holding company.

          Statistical data required to be disclosed by bank holding companies is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.


          ITEM 2. PROPERTIES

          The Bank operates sixteen banking offices. Nine of the banking offices are owned (five are on leased land), six are leased, and one is rented on a month to month basis. The Bank also owns the building at 35 State Street, Rochester, New York and leases additional office space in the adjacent Powers Building. The leases are long-term and non-cancelable and expire at various dates from 2000 through 2016 with optional renewal terms of five to ten years and rent escalation clauses. Some of the leases also provide for contingency rent to be paid annually based upon increases in deposits or the cost of living. The properties are as follows:

                                                  Owned (O)
                                                  Leased (L)          Lease
     Location                 Principal Use       Leased Land(LL)     Exp Date
     ________                 _____________       _______________     ________


     35 State St.
     Rochester,  NY           Bank Office Space        O

     Powers Building          Main Banking Office      L              12/31/04
     Rochester, NY            Bank Office Space

     1 E. Main St.            Subleased                L              08/31/01
     Rochester, NY

     3140 Monroe Ave.         Pittsford Branch         O
     Rochester, NY            Banking Office

     2147 W. Ridge Rd.        Greece Branch            O
     Rochester, NY            Banking Office

     Hard & Ridge Rd.         Webster Branch           O
     Webster, NY              Banking Office

     1000 E. Ridge Rd.        Irondequoit Branch       LL             11/30/02
     Rochester, NY            Banking Office

     28 N. Main St.           Honeoye Falls Branch     L              01/31/11
     Honeoye Falls, NY        Banking Office

     3333 W. Henrietta Rd.    Henrietta Branch         L              01/07/16
     Rochester, NY            Banking Office

     Warren & Washington Sts. Syracuse Branch          L              05/31/01
     Syracuse, NY             Banking Office

     Miracle Mile             Horseheads Branch        LL             06/30/03
     Elmira, NY               Banking Office

     Broadway & Pennsylvania  Southport Branch         L              02/28/00
     Ave., Elmira, NY         Banking Office

     Main St.                 Odessa Branch            O
     Odessa, NY               Banking Office

     Snyder Square            Buffalo Branch           L              Monthly
     Amherst, NY              Banking Office

     214 W. Commercial St.    E. Rochester Branch      L              02/28/03
     E. Rochester, NY         Banking Office

     3175 Chili Ave.          Chili Branch             LL             09/09/15
     Rochester, NY            Banking Office

     Penfield Rd. & Rt. 250   Penfield Branch          LL             12/24/15
     Rochester, NY            Banking Office

     Pittsford/Palmyra Rd.    Perinton Branch          LL             03/31/16
      & Rt. 250               Banking Office
     Rochester, NY



          The Branch Banking Offices in the above table range in size from approximately 2,000 square feet to 4,500 square feet.

          The Bank took occupancy of 36,000 square feet in the Powers Building during 1994 and vacated two floors (approximately 9,800 square feet) in the Wilder Building at 1 E. Main Street, consolidating all operations including the branch banking office into the Powers Building and the adjacent 35 State Street Building. These consolidated facilities have increased efficiency and are strategically located in Downtown Rochester. The vacant space in the Wilder Building that the Bank continues to lease is approximately 4,700 square feet and in 1995 the Bank subleased that space.

          ITEM 3. LEGAL PROCEEDINGS

          None

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 1995, no matter was submitted to a vote of Company's shareholders.


                                       PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          DIVIDENDS PAID AND MARKET PRICES OF REGISTRANT'S STOCK

          The following table displays the range of bid price quotations for the Company's common stock for the years ended December 31, 1995 and December 31, 1994. No dividends were paid on common stock in 1995 or 1994. The Company's common stock trades on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol FNBR.
          Price Quotations:

                                       Price Quotations
                                       Bid Price (low-high)
                                       ____________________

                       1995
                       ____

                      First quarter        $ 5.25  -  6.25
                      Second quarter         5.75  -  7.88
                      Third quarter          7.38  -  9.50
                      Fourth quarter         7.88  -  9.75
                                             ____     ____

                                           $ 5.25  -  9.75
                                             ====     ====



                      1994
                      ____
                      First quarter        $ 5.00  -  6.25
                      Second quarter         5.38  -  6.75
                      Third quarter          6.50  -  7.00
                      Fourth quarter         5.25  -  7.00
                                             ____     ____

                                          $  5.00  -  7.00
                                             ====     ====


          The above prices were furnished by NASDAQ, and such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions. The prices may not reflect actual transactions.

          At the close of business on March 14, 1996, the Company had approximately 848 shareholders of record.


          ITEM 6. SELECTED FINANCIAL DATA

          The financial information included under the caption "Five-year Summary of Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1995, submitted herewith as an exhibit, is incorporated herein by reference.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, submitted herewith as an exhibit, is incorporated herein by reference.


          ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated statements of financial condition of FNB Rochester Corp. and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 together with the related notes and the report of KPMG Peat Marwick LLP, independent auditors, dated February 2, 1996, and the information under the caption "Quarterly Financial Information" (unaudited), all contained in the Company's 1995 Annual Report to Shareholders, submitted herewith as an exhibit, are incorporated herein by reference.


          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.


                                       PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information in response to this item is incorporated herein by reference to the information under the caption "Nominees for Election as Directors" and "Executive Officers" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1996 annual meeting of shareholders to be held on or about May 28,1996.


          ITEM 11.  EXECUTIVE COMPENSATION.

          The information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A in connection with the Company's 1996 annual meeting of shareholders to be held on or about May 28, 1996, provided, however, that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Share Performance Graph" is not incorporated herein and should not be deemed included in this document for any purpose.


          ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT.

          The information in response to this item is incorporated herein by reference to the information under the caption "Beneficial Ownership of the Company's Stock by Certain Persons and Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1996 annual meeting of shareholders to be held on or about May 28, 1996.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information in response to this item is incorporated herein by reference to the information under the captions "Certain Relationships and Related Party Transactions" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1996 annual meeting of shareholders to be held on or about May 28, 1996.


                                       PART IV


          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


             (a) The following documents are filed as part of this report:

                (1.0) Consolidated Financial Statements are contained in the Company's 1995 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

                                                                       Page

                - Independent Auditors' Report  . . . . . . . . . . . .  86

                - Consolidated Statements of Financial Condition as of
                     December 31, 1995 and 1994   . . . . . . . . . . .  87

                - Consolidated Statements of Operations for the Years
                     Ended December 31, 1995, 1994, and 1993  . . . . .  88

                - Consolidated Statements of Changes in Shareholders'
                     Equity for the Years Ended December 31, 1995,
                     1994, and 1993   . . . . . . . . . . . . . . . . .  90

                - Consolidated Statements of Cash Flows for the Years
                     Ended December 31, 1995, 1994, and 1993    . . . .  91

                -  Notes to Consolidated Financial Statements   . . . .  93

                (2.0)  Schedules

             Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

                (3.0)  Exhibits
                     Exhibit                    Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where  exhibit may be
                                                found:

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



                     (3.2)  Amendment to        Exhibit 3 to Form 10-Q
                     Certificate of             for period ended
                     Incorporation of           June 30, 1992
                     Registrant dated August
                     6, 1992

                     (3.3)  By-laws of the      Exhibit 3.3 to Annual
                     Registrant, as             Report on Form 10-K
                     amended.                   for the year ended
                                                December 31, 1992


                     (10.1)  1992 Stock Option  Exhibit 4.1 to Form S-8
                     Plan (as amended June      Registration Statement
                     1993)*                     No. 33-65194, filed June
                                                28, 1993

                     (10.2)  Employment         Exhibit 1 to Form 8-K
                     Agreement dated June       filed June 23, 1992
                     8, 1992 between the
                     Registrant and R.
                     Carlos Carballada*


                     (10.3)  Extension of       Exhibit 10.13 to Annual
                     Employment Agreement       Report on Form
                     between the Registrant     10-K for year ended
                     and R. Carlos Carballada*  December 31, 1993

                     (10.4)  Change of Control  Page 19
                     Employment Agreement
                     among the Registrant,
                     First National and R.
                     Carlos Carballada*

                     (10.5)  Form of Change of  Page 39
                     Control Employment
                     Agreement between First
                     National and each
                     Executive Officer other
                     than R. Carlos
                     Carballada*


                     (10.6)  Form of Stock      Exhibit 4.2 to Form S-8
                     Option Agreement pursuant Registration Statement to 1992 Stock Option Plan No. 33-65194, filed June
                     between the Registrant     28, 1993
                     and each Executive
                     Officer*

                     (10.7)  Loan agreements    Exhibits 10.14 and 10.15
                     between First National     to Form 8 filed April 22,
                     and Executive Square       1992
                     Associates, related to
                     Estate of Fred B. Kravetz


                     (10.8)  Loan agreement     Exhibit 10.17 to Form 8
                     between First National     filed April 22, 1992
                     and Pioneer Daycare
                     company, related to
                     Michael J. Falcone

                     (10.9)  Loan agreements    Exhibit 10.19 to Form 8
                     between First National     filed April 22, 1992
                     and Carl R. Reynolds


                     (10.10)  Line of Credit    Exhibit 10.17 to Annual
                     agreements between First   Report on Form
                     National and JML Optical   10-K for year ended
                     Industries, Inc.,          December 31, 1993
                     related to Joseph M.
                     Lobozzo II

                     (10.11) Loan agreements Exhibit 10.13 to Annual between First National Report on Form 10-K for and Joseph M. Lobozzo II year ended December 31,
                                                1994

                     (10.12) Loan modification Exhibit 10.15 to Annual agreements between First Report on Form 10-K for National and Executive year ended December 31,
                     Square Associates,         1994
                     related to Estate of Fred
                     B. Kravetz

                     (10.13)  Loan              Exhibit 10.16 to Annual
                     modification agreements Report on Form 10-K for between First National year ended December 31,
                     and Pioneer Daycare        1994
                     Company, related to
                     Michael J. Falcone


                     (10.14)  Residential       Exhibit 10.1 to Form 10-Q
                     Mortgage Loan Agreement    for period ended June 30,
                     between Stacy C. Campbell  1995
                     and First National

                     (10.15)  Lease Agreement   Exhibit 10.2 to Form 10-Q
                     between Southtown Plaza    for period ended June 30,
                     Associates, related to     1995
                     William Levine, and First
                     National


                     (10.16)  Residential       Exhibit 10.1 to Form 10-Q
                     Mortgage Loan Agreements   for period ended
                     between Russell Family     September 30, 1995
                     Associates, related to H.
                     Bruce Russell, and First
                     National

                     (10.17)  Commercial Loan   Exhibit 10.2 to Form 10-Q
                     Agreements between Estate  for period ended
                     of Fred B. Kravetz and     September 30, 1995
                     First National


                     (10.18)  Commercial Line   Exhibit 10.3 to Form 10-Q
                     of Credit Agreement        for period ended
                     between GLC Outsourcing    September 30, 1995
                     Services, Inc., related
                     to James D. Ryan, and
                     First National

                     (11)  Statement of         Page 58
                     Computation of
                     Earnings per share

                     (13)  Annual Report to     Page 59
                     Shareholders for
                     the year ended December
                     31, 1995

                     (21)  Subsidiaries         Page 116


                     (23)  Consent of KPMG      Page 117
                     Peat Marwick LLP

                     (27)  Financial Data       Page 118
                     Schedule


               * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14 (c).

             (b)    Reports on Form 8-K:

                None

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FNB ROCHESTER CORP.



          March 26, 1996                 By: s/ R. Carlos Carballada
                                                  R. Carlos Carballada,
                                                  President and
                                                  Chief Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                          Title                    Date
    _________                          _____                    ____

     (i)  Principal Executive Officer:  President and Chief      March 26, 1996
                                        Executive Officer

          s/ R. Carlos Carballada
           (R. Carlos Carballada)


     (ii) Principal Accounting and      Senior Vice President    March 26, 1996
          Financial Officer:            and Chief Financial
                                        Officer

          s/ Stacy C. Campbell
           (Stacy C. Campbell)


     (iii)  Directors:


          s/ R. Carlos Carballada       Director                 March 26, 1996
           (R. Carlos Carballada)


          s/Michael J. Falcone          Director                 March 26, 1996
          (Michael J. Falcone)


          s/ Joseph M. Lobozzo II       Director                 March 26, 1996
          (Joseph M. Lobozzo II)


          s/ Francis T. Lombardi        Director                 March 26, 1996
           (Francis T. Lombardi)


          s/ Carl R. Reynolds           Director                 March 26, 1996
           (Carl R. Reynolds)


          s/ James D. Ryan              Director                 March 26, 1996
           (James D. Ryan)


          s/H. Bruce Russell            Director                 March 26, 1996
           (H. Bruce Russell)


           s/Linda Cornell Weinstein    Director                 March 26, 1996
           (Linda Cornell Weinstein)


                                  INDEX OF EXHIBITS

                  Exhibit                        Incorporation by Reference
                                                 or page in sequential
                                                 numbering where exhibit may
                                                 be found:
                  (3.1) Certificate of           Exhibits 4.2-4.5 to
                  Incorporation as amended, of   Registration Statement No.
                  the Registrant.                33-7244, filed July 22, 1986



                  (3.2)  Amendment to            Exhibit 3 to Form 10-Q for
                  Certificate of Incorporation   period ended June 30, 1992
                  of Registrant dated August 6,
                  1992

                  (3.3)  By-laws of the          Exhibit 3.3 to Annual Report
                  Registrant, as amended.        on Form 10-K for the year
                                                 ended December 31, 1992


                  (10.1)  1992 Stock Option      Exhibit 4.1 to Form S-8
                  Plan (as amended June 1993)    Registration Statement No.
                                                 33-65194 filed, June 28,
                                                 1993

                  (10.2)  Employment Agreement   Exhibit 1 to Form 8-K filed
                  dated June 8, 1992 between     June 23, 1992
                  the Registrant and R. Carlos
                  Carballada



                  (10.3)  Extension of           Exhibit 10.13 to Annual
                  Employment Agreement between   Report on Form 10-K for year
                  the Registrant and R. Carlos   ended December 31, 1993
                  Carballada

                  (10.4)  Change of Control      Page 19
                  Employment Agreement among
                  the Registrant, First
                  National and R. Carlos
                  Carballada


                  (10.5)  Form of Change of      Page 39
                  Control Employment Agreement
                  between First National and
                  each Executive Officer other
                  than R. Carlos Carballada

                  (10.6)  Form of Stock Option   Exhibit 4.2 to Form S-8
                  Agreement pursuant to 1992     Registration Statement No.
                  Stock Option Plan between the 33-65194, filed June 28, Registrant and each Executive 1993
                  Officer

                  (10.7)  Loan agreements        Exhibits 10.14 and 10.15 to
                  between First National and     Form 8 filed April 22, 1992
                  Executive Square Associates,
                  related to Estate of Fred B.
                  Kravetz


                  (10.8)  Loan agreements        Exhibit 10.17 to Form 8
                  between First National and     filed April 22, 1992
                  Pioneer Daycare Company,
                  related to Michael J. Falcone

                  (10.9)  Loan agreements        Exhibit 10.19 to Form 8
                  between First National and     filed April 22, 1992
                  Carl R. Reynolds


                  (10.10)  Line of Credit        Exhibit 10.17 to Annual
                  agreements between First       Report on Form 10-K for year
                  National and JML Optical       ended December 31, 1993
                  Industries, Inc.,  related to
                  Joseph M. Lobozzo II

                  (10.11)  Loan agreements       Exhibit 10.13 to Annual
                  between First National and     Report on Form 10-K for year
                  Joseph M. Lobozzo II           ended December 31, 1994


                  (10.12)  Loan modification     Exhibit 10.15 to Annual
                  agreements between First       Report on Form 10-K for year
                  National and Executive Square ended December 31, 1994 Associates, related to Estate of Fred B. Kravetz

                  (10.13)  Loan modification     Exhibit 10.16 to Annual
                  agreements between First       Report on Form 10-K for year
                  National and Pioneer Daycare   ended December 31, 1994
                  Company, related to Michael
                  J. Falcone


                  (10.14)  Residential Mortgage  Exhibit 10.1 to Form 10-Q
                  Loan Agreement between Stacy   for period ended June 30,
                  C. Campbell and First          1995
                  National


                  (10.15)  Lease Agreement       Exhibit 10.2 to Form 10-Q
                  between Southtown Plaza        for period ended June 30,
                  Associates, related to         1995
                  William Levine, and First
                  National

                  (10.16)  Residential Mortgage  Exhibit 10.1 to Form 10-Q
                  Loan Agreements between        for period ended September
                  Russell Family Associates,     30, 1995
                  related to H. Bruce Russell,
                  and First National


                  (10.17)  Commercial Loan       Exhibit 10.2 to Form 10-Q
                  Agreements between Estate of   for period ended September
                  Fred B. Kravetz and First      30, 1995
                  National

                  (10.18)  Commercial Line of    Exhibit 10.3 to Form 10-Q
                  Credit Agreement between GLC   for period ended September
                  Outsourcing Services, Inc.,    30, 1995
                  related to James D. Ryan, and
                  First National


                  (11)  Statement of             Page 58
                  Computation of Earnings per
                  share

                  (13)  Annual Report to         Page 59
                  Shareholders for the year
                  ended December 31, 1995



                  (21)  Subsidiaries             Page 116

                  (23)  Consent of KPMG Peat     Page 117
                  Marwick LLP


                  (27)  Financial Data Schedule  Page 118

                                     EXHIBIT 10.4

                  Change of Control Employment Agreement among the
                 Registrant, First National and R. Carlos Carballada

                        CHANGE OF CONTROL EMPLOYMENT AGREEMENT

                    AGREEMENT by and among FIRST NATIONAL BANK OF
          ROCHESTER, a National Banking Association (the "Company"), FNB ROCHESTER CORP., a New York corporation ("FNB Rochester") and R. Carlos Carballada (the "Executive"), dated as of the 1st day of February, 1996.

                    Introductory Statement. The Executive has made and is expected to make a major contribution to the profitability, growth and financial strength of the Company and its parent, FNB Rochester. FNB Rochester and the Company consider the continued availability of the Executive's services, managerial skills and business experience to be in the best interests of the Company, FNB Rochester and FNB Rochester's shareholders and desire to assure the continued services of the Executive on behalf of the Company and FNB Rochester.

                    The Board of Directors of FNB Rochester (the "Board") and the Company have determined that it is in the best interests of the Company, FNB Rochester and FNB Rochester's shareholders to assure that they will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of FNB Rochester or the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused FNB Rochester and the Company to enter into this Agreement.

                    NOW, THEREFORE, in consideration of the premises and of the covenants and agreements provided in this Agreement, the parties agree as follows:

                    1.   Certain Definitions.

                    (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with FNB Rochester or the Company is terminated or the Executive ceases to be an officer of FNB Rochester or the Company prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment or cessation of status as an officer (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment or cessation of status as an officer.

                    (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the same day of the month 24 months after such date; provided, however, that commencing on the same day of the month six months after the date hereof, and on each such day at the end of each successive six month period thereafter (such date and each such day at the end of each successive six month period thereafter shall be hereinafter referred to as the "Renewal Date"), the Change of Control Period shall be automatically extended so as to terminate on the same day of the month 24 months after such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

                    (c) The "Existing Employment Agreement" shall mean the agreement between FNB Rochester and the Executive, dated June 8, 1992, as extended by an agreement between FNB Rochester and the Executive, dated February 22, 1994.

                    2. Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

                    (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 35% or more of either (i) the then outstanding shares of common stock of FNB Rochester (the "Outstanding FNB Rochester Common Stock") or (ii) the combined voting power of the then outstanding voting securities of FNB Rochester entitled to vote generally in the election of directors (the "Outstanding FNB Rochester Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any such acquisition directly from FNB Rochester (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by FNB Rochester, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by FNB Rochester or any corporation controlled by FNB Rochester or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger, or consolidation, the conditions described in clauses (i), (ii) and (iii) of subsection (c) of this Section 2 are satisfied; or

                    (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by FNB Rochester's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

                    (c) Approval by the shareholders of FNB Rochester of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 65% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding FNB Rochester Common Stock and Outstanding FNB Rochester Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding FNB Rochester Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding FNB Rochester, any employee benefit plan (or related trust) of FNB Rochester, or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 35% or more of the Outstanding FNB Rochester Common Stock or Outstanding FNB Rochester Voting Securities, as the case may be) beneficially owns, directly or indirectly, 35% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation, and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

                    (d)  Approval by the shareholders of FNB Rochester of
          (i) a complete liquidation or dissolution of FNB Rochester or
          (ii) the sale or other disposition of all or substantially all of the assets of FNB Rochester, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 65% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding FNB Rochester Common Stock and Outstanding FNB Rochester Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding FNB Rochester Common Stock and Outstanding FNB Rochester Voting Securities, as the case may be, (B) no Person (excluding FNB Rochester and any employee benefit plan (or related trust) of FNB Rochester, or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 35% or more of the Outstanding FNB Rochester Common Stock or Outstanding FNB Rochester Voting Securities, as the case may be) beneficially owns, directly or indirectly, 35% or more of, respectively, of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of FNB Rochester; or

                    (e) the issuance or transfer of sufficient shares of stock, or a merger, reorganization or consolidation, which results in (i) more than 50% of the then outstanding shares of common stock of the Company, or (ii) securities having more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, being owned by other than FNB Rochester or persons who owned securities having more than 65% of the combined voting power of the outstanding voting securities of FNB Rochester entitled to vote generally in the election of directors of FNB Rochester prior to the transaction.

                    3. Employment Period. FNB Rochester and the Company hereby agree to continue the Executive in their employ, and the Executive hereby agrees to remain in the employ of FNB Rochester and the Company, in accordance with the terms and provisions of this Agreement, for the period commencing on the Effective Date and ending on the same day of the month 24 months after such date (the "Employment Period"). On the Effective Date, this Agreement shall supersede and replace the Existing Employment Agreement in all respects and shall govern all terms and conditions of the Executive's employment by FNB Rochester and the Company.

                    4.   Terms of Employment.

                    (a)  Position and Duties.

                    (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements) authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office which is the headquarters of FNB Rochester and is less than 25 miles from such location.

                    (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of FNB Rochester and the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees to the same extent such service was permissible under the Company's policies immediately prior to the Change of Control, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of FNB Rochester and the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to FNB Rochester and the Company.

                    (b)  Compensation.

                    (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid on a monthly basis, at the least equal to twelve times the highest monthly base salary paid or payable to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include FNB Rochester and any other company controlled by, controlling or under common control with the Company.

                         (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the average annualized (for any fiscal year consisting of less than twelve full months or with respect to which the Executive has been employed by the Company for less than twelve full months) bonus paid or payable, including by reason of any deferral, to the Executive by the Company and its affiliated companies in respect of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs (the "Recent Average Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

                         (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as are in effect at any time during the 90-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                         (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                         (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date, or if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                         (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                         (vii)  Office and Support Staff.  During the
          Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                         (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer incentives of the Company and its affiliated companies.

                    5.   Termination of Employment.

                    (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Board of Directors of FNB Rochester and the Company, or the Executive or the Executive's legal representatives, reasonably determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), the respective party may give to other party written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment shall terminate effective on the earlier of receipt of such notice by the other party or the last date within the Employment Period that is also within the 180 period that is the basis for the determination of the Executive's Disability (the "Disability Effective Date"). For purposes of this Agreement, "Disability" shall mean the inability of the Executive to substantially perform for 30 hours or more a week the duties and responsibilities provided for in this Agreement 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by either party and acceptable to the other party (such agreement as to acceptability not to be withheld unreasonably), whether or not such 180 day period extends beyond the end of the Employment Period.

                    (b) Cause. FNB Rochester and the Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean
          (i) repeated violations by the Executive of the Executive's obligations under Section 4(a) of this Agreement (other than as a result of incapacity due to physical or mental illness) which are demonstrably willful and deliberate on the Executive's part, which are committed in bad faith or without reasonable belief that such violations are in the best interests of FNB Rochester and the Company and which are not remedied in a reasonable period of time after receipt of written notice from FNB Rochester and the Company specifying such violations or (ii) the conviction of the Executive of a felony involving moral turpitude.

                    (c) Good Reason; Window Period. The Executive's employment may be terminated (i) during the Employment Period by the Executive for Good Reason or (ii) during the Window Period by the Executive without any reason. For purposes of this Agreement, the "Window Period" shall mean the 30-day period immediately following the first anniversary of the Effective Date. For purposes of this Agreement, "Good Reason" shall mean

                         (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company or its affiliated companies which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose (A) an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company or its affiliated companies promptly after receipt of notice thereof given by the Executive and (B) any such diminution resulting from a reduction in the Executive's duties and responsibilities initiated by the Company based on the Executive's physical disability for more than 30 consecutive business days but less than 180 consecutive business days, provided that if the Executive's physician (who shall be reasonably acceptable to the Company) determines that such diminution is not necessary for the Executive's health, such diminution shall not be excluded;

                         (ii) any failure by the Company or its affiliated companies to comply with any of the provisions of
                    Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company or its affiliated companies promptly after receipt of notice thereof given by the Executive;

                         (iii) the Company's or its affiliated companies requiring the Executive to be based at any office or location other than that described in Section
                    4(a)(i)(B) hereof;

                         (iv) any purported termination by the Company or
                    its affiliated companies of the Executive's employment otherwise than as expressly permitted by this Agreement; or

                         (v) any failure by the Company or its affiliated companies to comply with and satisfy Section 11(c) of this Agreement, provided that such successor has received at least ten days prior written notice from the Company or its affiliated companies or the Executive of the requirements of Section 11(c) of the Agreement.

          For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

                    (d) Notice of Termination. Any termination by FNB Rochester or the Company for Cause, or by the Executive without any reason during the Window Period or for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen days after the giving of such notice). The failure by the Executive or FNB Rochester and the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing or Good Reason or Cause shall not waive any right of the Executive or FNB Rochester and the Company hereunder or preclude the Executive or FNB Rochester and the Company from asserting such fact or circumstance in enforcing the Executive's or FNB Rochester's and the Company's rights hereunder.

                    (e)  Date of Termination.  "Date of Termination" means
          (i) if the Executive's employment is terminated by FNB Rochester and the Company for Cause, or by the Executive during the Window Period or for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be (ii) if the Executive's employment is terminated by FNB Rochester and the Company other than for Cause or Disability, the Date of Termination shall be the date on which FNB Rochester and the Company notify the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

                    6.   Obligations of the Company Upon Termination.

                    (a) Termination Other Than for Cause or for Good Reason. If, during the Employment Period, FNB Rochester and the Company shall terminate the Executive's Employment other than for Cause or the Executive shall terminate his or her employment for Good Reason:

                    (i) FNB Rochester and the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                         A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the Recent Average Bonus times (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 days and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2) and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

                         B. the amount (such amount shall be hereinafter referred to as the "Severance Amount") equal to the product of (1) 1.667 times (2) the sum of (x) the Executive's Annual Base Salary and (y) the Executive's Recent Average Bonus; and

                         C. a separate lump-sum supplemental retirement benefit equal to the difference between (1) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the First National Bank of Rochester Retirement Plan (Prototype Plan of the New York State Bankers Retirement System) (or any successor plan thereto) (the "Retirement Plan") during the 90-day period immediately preceding the Effective Date) of the benefit payable under the Retirement Plan and any supplemental and/or excess retirement plan of the Company and its affiliated companies providing benefits for the Executive (the "SERP") which the Executive would receive if the Executive's employment continued at the compensation level provided for in Sections 4(b)(i) and 4(b)(ii) of this Agreement for the remainder of the Employment Period, assuming for this purpose that all accrued benefits are fully vested and that benefit accrual formulas are no less advantageous to the Executive than those in effect during the 90-day period immediately proceeding the Effective Date, and (2) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the Retirement Plan during the 90-day period immediately preceding the Effective Date) of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP (the amount of such benefit shall be hereinafter referred to as the "Supplemental Retirement Amount"); and

                    (ii) for the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated in accordance with the most favorable plans, practices, programs or policies of the Company and its affiliated companies as in effect and applicable generally to other peer executives and their families during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility (such continuation of such benefits for the applicable period herein set forth shall be hereinafter referred to as "Welfare Benefit Continuation"). For purposes of determining eligibility of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period; and

                    (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive and/or the Executive's family any other amounts or benefits required to be paid or provided or which the Executive and/or the Executive's family is eligible to receive pursuant to this Agreement and under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies as in effect and applicable generally to other peer executives and their families during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally thereafter with respect to other peer executives of the Company and its affiliated Companies and their families (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

                    (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for (i) payment of Accrued Obligations (which shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination) and the timely payment or provision of the Welfare Benefit Continuation and Other Benefits (excluding, in each case, Death Benefits (as defined below)) and (ii) payment to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination of an amount equal to the greater of (A) the sum of the Severance Amount and the Supplemental Retirement Amount and (B) the present value (determined as provided in Section 280G(d)(4) of the Internal Revenue Code of 1986, as amended (the "Code")) of any cash amount to be received by the Executive or the Executive's family as a death benefit pursuant to the terms of any plan, policy or arrangement of the Company and its affiliated companies, but not including any proceeds of life insurance covering the Executive to the extent paid for directly or on a contributory basis by the Executive (which shall be paid in any event as an Other Benefit) (the benefits included in this clause (B) shall be hereinafter referred to as the "Death Benefits").

                    (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for (i) payment of Accrued Obligations (which shall be paid to the Executive in a lump sum in cash within 30 days of the date of the Termination) and the timely payment or provision of the Welfare Benefit Continuation and Other Benefits (excluding, in each case, Disability Benefits (as defined below)) and (ii) payment to the Executive in a lump sum in cash within 30 days of the Date of Termination of an amount equal to the present value (determined as provided in Section 280(d)(4) of the Code) of any cash amount that the Executive is ineligible to receive but that the Executive would have been eligible to receive as a disability benefit pursuant to the terms of any plan, policy or arrangement of the Company and its affiliated companies if the Executive were to continue indefinitely as an employee of FNB Rochester and the Company (the benefits included in this clause shall be hereinafter referred to as the "Disability Benefits").

                    (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive Annual Base Salary through the Date of Termination plus the amount of any compensation previously deferred by the Executive, in each case to the extent theretofore unpaid. If the Executive terminates employment during the Employment Period, excluding a termination either for Good Reason or without any reason during the Window Period, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

                    (e) Termination by the Executive during the Window Period. If the Executive shall terminate his or her employment without any reason during the Window Period, the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:
          (i) the Accrued Obligations; (ii) the amount equal to the sum of
          (A) the Executive's Annual Base Salary, (B) the Executive's Recent Average Bonus, and (C) the Supplemental Retirement Amount.

                    7. Non-exclusivity of Rights. Except as provided in Sections 3, 6(a)(ii), 6(b) and 6(c) of this Agreement, nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

                    8.   Full Settlement; Resolution of Disputes.

                    (a) The obligation of the Company and its affiliated companies to make the payments provided for in this Agreement and otherwise to perform their obligations hereunder shall not be affected by any set-off counterclaim, recoupment, defense or other claim, right or action which they may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and, except as provided in Section 6(a)(ii) of this Agreement, such amounts shall not be reduced whether or not the Executive obtains other employment. The Company and FNB Rochester agree to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur, plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code, in the event of any dispute or contest between or among the Company, the Executive, or others concerning the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), provided, however, that if (i) the Executive is not successful in establishing, privately or otherwise, that the Executive's position is substantially correct, or that the Company's position is substantially wrong or unreasonable, or
          (ii) in the event that the disagreement is not resolved by settlement, then the Company shall not be required to pay such legal fees, expenses and interest and the Executive shall reimburse the Company for any such legal fees, expenses and interest previously paid or advanced by the Company.

                    (b) If there shall be any dispute between the Company and its affiliated companies and the Executive (i) in the event of any termination of the Executive's employment, whether such termination was for Cause, or (ii) in the event of any termination of employment by the Executive, whether Good Reason existed, then, unless and until there is a final nonappealable judgment by a court of competent jurisdiction declaring that such termination was for Cause or that the determination by the Executive of the existence of Good Reason was not made in good faith, the Company and its affiliated companies shall pay all amounts, and provide all benefits, to the Executive and/or the Executive's family or other beneficiaries, as the case may be, that the Company would be required to pay or provide pursuant to
          Section 6(a) hereof as though such termination were by FNB Rochester and the Company without Cause or by the Executive with Good Reason; provided, however, that the Company shall not be required to pay any disputed amounts pursuant to this paragraph except upon receipt of an undertaking by or on behalf of the Executive to repay all such amounts to which the Executive is ultimately adjudged by such court not to be entitled.

                    9.   Certain Reduction of Payments by the Company.

                    (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company or its affiliated companies to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any reduction required under this Section 9 (a "Payment")) would be nondeductible by the Company for federal income tax purposes because of Section 280G of the Code, then the aggregate present value of all Payments shall be reduced (but not below zero) such that such aggregate present value of Payments equals the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Payments without causing any Payment to be nondeductible by the Company because of Section 280G. For purposes of this Section 9, present value shall be determined in accordance with Section 280G(d)(4) of the Code.

                    (b)  All determinations required to be made under this
          Section 9 shall be made by KPMG Peat Marwick LLP (the "Accounting Firm" which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the Date of Termination. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). Any such determination by the Accounting Firm shall be binding upon the Company and the Executive. All fees and expenses of the Accounting Firm shall be borne by the Company and its affiliated companies. The Executive shall determine which and how much of the Payment shall be eliminated or reduced consistent with the requirements of this Section 9, provided that, if the Executive does not make such determination within ten business days of the receipt of the calculations made by the Accounting Firm, the Company and its affiliated companies shall elect which and how much of the Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Executive promptly of such election. Within five business days thereafter, the Company and its affiliated companies shall pay to or distribute to or for the benefit of the Executive such Payments as are then due to the Executive and shall promptly pay to or distribute to or for the benefit of the Executive such Payment as become due to the Executive.

                    (c) As a result of the uncertainty in the application of Section 280G of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Payment will have been made by the Company and its affiliated companies which should not have been made ("Overpayment") or that additional Payments will not have been made by the Company and its affiliated companies which should have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company and its affiliated companies together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company or its affiliated companies (or if paid by the Executive to the Company or its affiliated companies shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such underpayment shall be promptly paid by the Company and its affiliated companies to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code.

                    (d) The parties understand and agree that at the time any Payment might be paid or made available, depending on the facts and circumstances existing at such time, satisfaction of such obligation by the Company and its affiliated companies may be deemed by a regulatory authority to be illegal, an unsafe an unsound practice, or for some other reason not properly due or payable by the Company or its affiliated companies. The Company and FNB Rochester agree that to the extent reasonably feasible, when appropriate they will in good faith seek to determine the position of the appropriate regulatory authority in advance of each Payment due under this Agreement, including the approval or acquiescence of the appropriate regulatory authorities, if required. The parties understand, acknowledge and agree that, notwithstanding any other provision of this Agreement, the Company and its affiliated companies shall not be obligated to make any Payment or provide any benefit under this Agreement where (i) an appropriate regulatory authority does not approve or acquiesce as required or (ii) the Company and its affiliated companies have been informed either orally or in writing by a representative of the appropriate regulatory authority that it is the position of such regulatory authority that making such Payment or providing such benefit would constitute an unsafe and unsound practice, violate a written agreement with the regulatory authority, violate an applicable rule or regulation, or would cause the representative of the regulatory authority to recommend enforcement action against the Company and its affiliated companies; provided, however, that consistent with such regulatory compliance, the Company and its affiliated companies will nevertheless use their best efforts to make each Payment to maximum extent permitted.

                    10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company and its affiliated companies all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

                    11.  Successors.

                    (a) This Agreement is personal to the Executive and without the prior written consent of FNB Rochester the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

                    (b) This Agreement shall inure to the benefit of and be binding upon FNB Rochester, the Company and their successors and assigns.

                    (c) FNB Rochester and the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of their respective businesses and/or assets to assume expressly and agree to perform this Agreement in the same manner and to the same extent that each of them would respectively be required to perform it if no such succession had taken place. As used in this Agreement, "Company" and "FNB Rochester" shall mean each of them as hereinbefore defined and any successor to their respective businesses and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

                    12.  Miscellaneous.

                    (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

                    (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                    If to the Executive:
                                        ___________________
                                        ___________________
                                        ___________________


                    If to FNB Rochester
                    or the Company     :
                                        FNB Rochester Corp.
                                        35 State Street
                                        Rochester, NY 14614

                                        Attention:  Chairman of the Board

          or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

                    (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

                    (d) FNB Rochester and the Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                    (e) The Executive's, FNB Rochester's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive, FNB Rochester or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to
          Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

                    (f) The Executive and FNB Rochester and the Company acknowledge that, if prior to the Effective Date, (i) the Executive's employment with FNB Rochester and the Company terminates or (ii) the Executive ceases to be an officer of FNB Rochester and the Company, then the Executive shall have no further rights under this Agreement.

                    IN WITNESS WHEREOF, the Executive and, pursuant to the authorization by their respective Boards of Directors, the Company and FNB Rochester have signed this Agreement, all as of the day and year first above written.


                                        s/R. Carlos Carballada
                                        R. Carlos Carballada


                                        FNB ROCHESTER CORP.


                                        By s/Stacy C. Campbell
                                        Name:  Stacy C. Campbell
                                        Title: Senior Vice President &
                                               Chief Financial Officer



                                        FIRST NATIONAL BANK OF ROCHESTER


                                        By s/Richard J. Long
                                        Name:  Richard J. Long
                                        Title: Vice President

                                     Exhibit 10.5

                    Form of Change of Control Employment Agreement
                   between First National and each Executive Officer
                           other than R. Carlos Carballada

                        CHANGE OF CONTROL EMPLOYMENT AGREEMENT


                    AGREEMENT by and between FIRST NATIONAL BANK OF ROCHESTER, a National Banking Association (the "Company") and _________________________________ (the "Executive"), dated as of the 1st day of February, 1996.

                    Introductory Statement. The Executive has made and is expected to make a major contribution to the profitability, growth and financial strength of the Company and of its parent, FNB Rochester Corp., a New York corporation ("FNB Rochester"). FNB Rochester and the Company consider the continued availability of the Executive's services, managerial skills and business experience to be in the best interests of the Company, FNB Rochester and the shareholders of FNB Rochester and desire to assure the continued services of the Executive on behalf of the Company and FNB Rochester.

                    The Board of Directors of FNB Rochester (the "Board") and the Company have determined that it is in the best interests of the Company, FNB Rochester and FNB Rochester's shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

                    NOW, THEREFORE, in consideration of the premises and of the covenants and agreements provided in this Agreement, the parties agree as follows:

                    1.   Certain Definitions.

                    (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated or the Executive ceases to be an officer of the Company prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment or cessation of status as an officer (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment or cessation of status as an officer.

                    (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the same day of the month 18 months after such date; provided, however, that commencing on the same day of the month six months after the date hereof, and on each such day at the end of each successive six month period thereafter (such date and each such day at the end of each successive six month period thereafter shall be hereinafter referred to as the "Renewal Date"), the Change of Control Period shall be automatically extended so as to terminate on the same day of the month 18 months after such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

                    2. Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

                    (a) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 35% or more of either (i) the then outstanding shares of common stock of FNB Rochester (the "Outstanding FNB Rochester Common Stock") or (ii) the combined voting power of the then outstanding voting securities of FNB Rochester entitled to vote generally in the election of directors (the "Outstanding FNB Rochester Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of Control: (i) any such acquisition directly from FNB Rochester (excluding an acquisition by virtue of the exercise of a conversion privilege), (ii) any acquisition by FNB Rochester, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by FNB Rochester or any corporation controlled by FNB Rochester or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger, or consolidation, the conditions described in clauses (i), (ii) and (iii) of subsection (c) of this Section 2 are satisfied; or

                    (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by FNB Rochester's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

                    (c) Approval by the shareholders of FNB Rochester of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 65% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding FNB Rochester Common Stock and Outstanding FNB Rochester Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding FNB Rochester Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding FNB Rochester, any employee benefit plan (or related trust) of FNB Rochester, or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 35% or more of the Outstanding FNB Rochester Common Stock or Outstanding FNB Rochester Voting Securities, as the case may be) beneficially owns, directly or indirectly, 35% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation, and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

                    (d)  Approval by the shareholders of FNB Rochester of
          (i) a complete liquidation or dissolution of FNB Rochester or
          (ii) the sale or other disposition of all or substantially all of the assets of FNB Rochester, other than to a corporation, with respect to which following such sale or other disposition, (A) more than 65% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding FNB Rochester Common Stock and Outstanding FNB Rochester Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding FNB Rochester Common Stock and Outstanding FNB Rochester Voting Securities, as the case may be, (B) no Person (excluding FNB Rochester and any employee benefit plan (or related trust) of FNB Rochester, or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 35% or more of the Outstanding FNB Rochester Common Stock or Outstanding FNB Rochester Voting Securities, as the case may be) beneficially owns, directly or indirectly, 35% or more of, respectively, of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of FNB Rochester; or

                    (e) the issuance or transfer of sufficient shares of stock, or a merger, reorganization or consolidation, which results in (i) more than 50% of the then outstanding shares of common stock of the Company, or (ii) securities having more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, being owned by other than FNB Rochester or persons who owned securities having more than 65% of the combined voting power of the outstanding voting securities of FNB Rochester entitled to vote generally in the election of directors of FNB Rochester prior to the transaction.

                    3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company, in accordance with the terms and provisions of this Agreement, for the period commencing on the Effective Date and ending on the same day of the month 18 months after such date (the "Employment Period").

                    4.   Terms of Employment.

                    (a)  Position and Duties.

                    (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements) authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office which is the headquarters of the Company and is less than 25 miles from such location.

                         (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees to the same extent such service was permissible under the Company's policies immediately prior to the Change of Control, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

                    (b)  Compensation.

                    (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid on a monthly basis, at the least equal to twelve times the highest monthly base salary paid or payable to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed at least annually and shall be increased at any time and from time to time as shall be substantially consistent with increases in base salary generally awarded in the ordinary course of business to other peer executives of the Company and its affiliated companies. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

                         (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the average annualized (for any fiscal year consisting of less than twelve full months or with respect to which the Executive has been employed by the Company for less than twelve full months) bonus paid or payable, including by reason of any deferral, to the Executive by the Company and its affiliated companies in respect of the three fiscal years immediately preceding the fiscal year in which the Effective Date occurs (the "Recent Average Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

                         (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as are in effect at any time during the 90-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                         (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                         (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date, or if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                         (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                         (vii)  Office and Support Staff.  During the
          Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                         (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer incentives of the Company and its affiliated companies.

                    5.   Termination of Employment.

                    (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Board of Directors of the Company, or the Executive or the Executive's legal representatives, reasonably determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), the respective party may give to the other party written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the earlier of the receipt of such notice by the other party or the last date within the Employment Period that is also within the 180 day period that is the basis for the determination of the Executive's Disability (the "Disability Effective Date"). For purposes of this Agreement, "Disability" shall mean the inability of the Executive to substantially perform for 30 hours or more a week the duties and responsibilities provided for in this Agreement for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by either party and acceptable to the other party (such agreement as to acceptability not to be withheld unreasonably), whether or not such 180 day period extends beyond the end of the Employment Period.

                    (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean (i) repeated violations by the Executive of the Executive's obligations under Section 4(a) of this Agreement (other than as a result of incapacity due to physical or mental illness) which are demonstrably willful and deliberate on the Executive's part, which are committed in bad faith or without reasonable belief that such violations are in the best interests of the Company and which are not remedied in a reasonable period of time after receipt of written notice from the Company specifying such violations or (ii) the conviction of the Executive of a felony involving moral turpitude.

                    (c) Good Reason; Window Period. The Executive's employment may be terminated (i) during the Employment Period by the Executive for Good Reason or (ii) during the Window Period by the Executive without any reason. For purposes of this Agreement, the "Window Period" shall mean the 30-day period immediately following the first anniversary of the Effective Date. For purposes of this Agreement, "Good Reason" shall mean

                         (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose (A) an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive and (B) any such diminution resulting from a reduction in the Executive's duties and responsibilities initiated by the Company based on the Executive's physical disability for more than 30 consecutive business days but less than 180 days, provided that if the Executive's physician (who shall be reasonably acceptable to the Company) determines that such diminution is not necessary for the Executive's health, such diminution shall not be excluded;

                         (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                         (iii) the Company's requiring the Executive to be based at any office or location other than that described in Section 4(a)(i)(B) hereof;

                         (iv) any purported termination by the Company of
                    the Executive's employment otherwise than as expressly permitted by this Agreement; or

                         (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement, provided that such successor has received at least ten days prior written notice from the Company or the Executive of the requirements of Section 11(c) of the Agreement.

          For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

                    (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive without any reason during the Window Period or for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing or Good Reason or Cause shall not waive any right of the Executive or the Company hereunder or preclude the Executive or the Company from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

                    (e)  Date of Termination.  "Date of Termination" means
          (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive during the Window Period or for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

                    6.   Obligations of the Company Upon Termination.

                    (a) Termination Other Than for Cause or for Good Reason. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause or if the Executive shall terminate his or her employment for Good
          Reason:

                    (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                         A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the Recent Average Bonus times (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 days and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2) and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

                         B. the amount (such amount shall be hereinafter referred to as the "Severance Amount") equal to the sum of (1) the Executive's Annual Base Salary and (2) the Executive's Recent Average Bonus; and

                         C. a separate lump-sum supplemental retirement benefit equal to the difference between (1) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the First National Bank of Rochester Retirement Plan (Prototype Plan of the New York State Bankers Retirement System) (or any successor plan thereto) (the "Retirement Plan") during the 90-day period immediately preceding the Effective Date) of the benefit payable under the Retirement Plan and any supplemental and/or excess retirement plan of the Company and its affiliated companies providing benefits for the Executive (the "SERP") which the Executive would receive if the Executive's employment continued at the compensation level provided for in Sections 4(b)(i) and 4(b)(ii) of this Agreement for the remainder of the Employment Period, assuming for this purpose that all accrued benefits are fully vested and that benefit accrual formulas are no less advantageous to the Executive than those in effect during the 90-day period immediately proceeding the Effective Date, and (2) the actuarial equivalent (utilizing for this purpose the actuarial assumptions utilized with respect to the Retirement Plan during the 90-day period immediately preceding the Effective Date) of the Executive's actual benefit (paid or payable), if any, under the Retirement Plan and the SERP (the amount of such benefit shall be hereinafter referred to as the "Supplemental Retirement Amount"); and

                    (ii) for the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iv) of this Agreement if the Executive's employment had not been terminated in accordance with the most favorable plans, practices, programs or policies of the Company and its affiliated companies as in effect and applicable generally to other peer executives and their families during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility (such continuation of such benefits for the applicable period herein set forth shall be hereinafter referred to as "Welfare Benefit Continuation"). For purposes of determining eligibility of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period; and

                    (iii) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive and/or the Executive's family any other amounts or benefits required to be paid or provided or which the Executive and/or the Executive's family is eligible to receive pursuant to this Agreement and under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies as in effect and applicable generally to other peer executives and their families during the 90-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally thereafter with respect to other peer executives of the Company and its affiliated Companies and their families (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

                    (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for (i) payment of Accrued Obligations (which shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination) and the timely payment or provision of the Welfare Benefit Continuation and Other Benefits (excluding, in each case, Death Benefits (as defined below)) and (ii) payment to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination of an amount equal to the greater of (A) the sum of the Severance Amount and the Supplemental Retirement Amount and (B) the present value (determined as provided in Section 280G(d)(4) of the Internal Revenue Code of 1986, as amended (the "Code")) of any cash amount to be received by the Executive or the Executive's family as a death benefit pursuant to the terms of any plan, policy or arrangement of the Company and its affiliated companies, but not including any proceeds of life insurance covering the Executive to the extent paid for directly or on a contributory basis by the Executive (which shall be paid in any event as an Other Benefit) (the benefits included in this clause (B) shall be hereinafter referred to as the "Death Benefits").

                    (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for (i) payment of Accrued Obligations (which shall be paid to the Executive in a lump sum in cash within 30 days of the date of the Termination) and the timely payment or provision of the Welfare Benefit Continuation and Other Benefits (excluding, in each case, Disability Benefits (as defined below)) and (ii) payment to the Executive in a lump sum in cash within 30 days of the Date of Termination of an amount equal to the present value (determined as provided in Section 280(d)(4) of the Code) of any cash amount that the Executive is ineligible to receive but that the Executive would have been eligible to receive as a disability benefit pursuant to the terms of any plan, policy or arrangement of the Company and its affiliated companies if the Executive were to continue indefinitely as an Employee of the Company(the benefits included in this clause shall be hereinafter referred to as the "Disability Benefits").

                    (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive Annual Base Salary through the Date of Termination plus the amount of any compensation previously deferred by the Executive, in each case to the extent theretofore unpaid. If the Executive terminates employment during the Employment Period, excluding a termination either for Good Reason or without any reason during the Window Period, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

                    (e) Termination by the Executive during the Window Period. If the Executive shall terminate his or her employment without any reason during the Window Period, the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:
          (i) the Accrued Obligations; (ii) the amount equal to one-half (1/2) of the sum of (A) the Executive's Annual Base Salary, (B) the Executive's Recent Average Bonus, and (C) the Supplemental Retirement Amount.

                    7. Non-exclusivity of Rights. Except as provided in Sections 6(a)(ii), 6(b) and 6(c) of this Agreement, nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

                    8.   Full Settlement; Resolution of Disputes.

                    (a) The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and, except as provided in Section 6(a)(ii) of this Agreement, such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay promptly as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur, plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Code, in the event of any dispute or contest between or among the Company, the Executive, or others concerning the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), provided, however, that if
          (i) the Executive is not successful in establishing, privately or otherwise, that the Executive's position is substantially correct, or that the Company's position is substantially wrong or unreasonable, or (ii) in the event that the disagreement is not resolved by settlement, then the Company shall not be required to pay such legal fees, expenses and interest and the Executive shall reimburse the Company for any such legal fees, expenses and interest previously paid or advanced by the Company.

                    (b) If there shall be any dispute between the Company and the Executive (i) in the event of any termination of the Executive's employment by the Company, whether such termination was for Cause, or (ii) in the event of any termination of employment by the Executive, whether Good Reason existed, then, unless and until there is a final nonappealable judgment by a court of competent jurisdiction declaring that such termination was for Cause or that the determination by the Executive of the existence of Good Reason was not made in good faith, the Company shall pay all amounts, and provide all benefits, to the Executive and/or the Executive's family or other beneficiaries, as the case may be, that the Company would be required to pay or provide pursuant to Section 6(a) hereof as though such termination were by the Company without Cause or by the Executive with Good Reason; provided, however, that the Company shall not be required to pay any disputed amounts pursuant to this section except upon receipt of an undertaking by or on behalf of the Executive to repay all such amounts to which the Executive is ultimately adjudged by such court not to be entitled.

                    9.   Certain Reduction of Payments by the Company.

                    (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any reduction required under this Section 9 (a "Payment")) would be nondeductible by the Company for federal income tax purposes because of Section 280G of the Code, then the aggregate present value of all Payments shall be reduced (but not below zero) such that such aggregate present value of Payments equals the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Payments without causing any Payment to be nondeductible by the Company because of Section 280G. For purposes of this Section 9, present value shall be determined in accordance with Section 280G(d)(4) of the Code.

                    (b)  All determinations required to be made under this
          Section 9 shall be made by KPMG Peat Marwick LLP (the "Accounting Firm" which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the Date of Termination. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). Any such determination by the Accounting Firm shall be binding upon the Company and the Executive. All fees and expenses of the Accounting Firm shall be borne by the Company. The Executive shall determine which and how much of the Payment shall be eliminated or reduced consistent with the requirements of this
          Section 9, provided that, if the Executive does not make such determination within ten business days of the receipt of the calculations made by the Accounting Firm, the Company shall elect which and how much of the Payments shall be eliminated or reduced consistent with the requirements of this Section 9 and shall notify the Executive promptly of such election. Within five business days thereafter, the Company shall pay to or distribute to or for the benefit of the Executive such Payments as are then due to the Executive and shall promptly pay to or distribute to or for the benefit of the Executive such Payment as become due to the Executive.

                    (c) As a result of the uncertainty in the application of Section 280G of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Payment will have been made by the Company which should not have been made ("Overpayment") or that additional Payments will have not been made by the Company which should have been made ("Underpayment"), in each case, consistent with the calculations required to be made hereunder. In the event that the accounting Firm determines that an Overpayment has been made, any such Overpayment shall be treated for all purposes as a loan to the Executive which the Executive shall repay to the Company together with interest at the applicable Federal rate provided for in
          Section 7872(f)(2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company (or if paid by the Executive to the Company shall be returned to the Executive) if and to the extent such payment would not reduce the amount which is subject to taxation under Section 4999 of the Code. In the event that the Accounting Firm determines that an Underpayment has occurred, any such underpayment shall be promptly paid by the Company to or for the benefit of the Executive together with interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Code.

                    (d) The parties understand and agree that at the time any Payment might be paid or made available, depending on the facts and circumstances existing at such time, satisfaction of such obligation by the Company may be deemed by a regulatory authority to be illegal, an unsafe an unsound practice, or for some other reason not properly due or payable by the Company.
          The Company agrees that to the extent reasonably feasible, when appropriate it will in good faith seek to determine the position of the appropriate regulatory authority in advance of each Payment due under this Agreement, including the approval or acquiescence of the appropriate regulatory authorities, if required. The parties understand, acknowledge and agree that, notwithstanding any other provision of this Agreement, the Company shall not be obligated to make any Payment or provide any benefit under this Agreement where (i) an appropriate regulatory authority does not approve or acquiesce as required or (ii) the Company has been informed either orally or in writing by a representative of the appropriate regulatory authority that it is the position of such regulatory authority that making such Payment or providing such benefit would constitute an unsafe and unsound practice, violate a written agreement with the regulatory authority, violate an applicable rule or regulation, or would cause the representative of the regulatory authority to recommend enforcement action against the Company; provided, however, that consistent with such regulatory compliance, the Company will nevertheless use its best efforts to make each Payment to maximum extent permitted.

                    10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this
          Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

                    11.  Successors.

                    (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

                    (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                    (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

                    12.  Miscellaneous.

                    (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

                    (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                    If to the Executive:
                                        ___________________________________
                                        ___________________________________
                                        ___________________________________


                    If to the Company:
                                        First National Bank of Rochester
                                        35 State Street
                                        Rochester, NY 14614

                                        Attention: President

          or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

                    (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

                    (d) The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                    (e) The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

                    (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, prior to the Effective Data, may be terminated by either the Executive or the Company at any time. Moreover, if prior to the Effective Date,
          (i) the Executive's employment with the Company terminates or
          (ii) the Executive ceases to be an officer of the Company, then the Executive shall have no further rights under this Agreement.

                    IN WITNESS WHEREOF, the Executive and, pursuant to the authorization by its Board of Directors, the Company have signed this Agreement, all as of the day and year first above written.


                                        _____________________________
                                                [Executive]



                                        FIRST NATIONAL BANK OF ROCHESTER


                                        By___________________________

                                      EXHIBIT 11

                                 FNB ROCHESTER CORP.

                      Computations of Earnings Per Common Share

                                                Year Ended December 31

                                               1995     1994    1993
                                               ____     ____    ____
                                                (in thousands except
                                                per share amounts)
           Net income                        $2,854   $1,937    $565
           Net income applicable to common   $2,854   $1,937    $565
           stock
           Weighted average common shares
           and equivalents outstanding
               Primary                        3,569    3,311   2,003
           Net income per common share

               Primary                        $0.80    $0.58   $0.28
                                              _____    _____   _____


                                      EXHIBIT 13

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

                                THE 1995 ANNUAL REPORT

                          CONTENTS OF THE 1995 ANNUAL REPORT

          Company Profile . . . . . . . . . . . . . . . . . . . . . 61

          Financial Highlights  . . . . . . . . . . . . . . . . . . 62
          Five-Year Summary of Selected Financial Information . . . 63
          Quarterly Financial Information (unaudited) . . . . . . . 64
          Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . 66
          Independent Auditors' Report  . . . . . . . . . . . . . . 86
          Consolidated Financial Statements . . . . . . . . . . . . 87

          Notes to Consolidated Financial Statements  . . . . . . . 93

          Corporate Directory . . . . . . . . . . . . . . . . . . . 114

                                     THE COMPANY

          FNB Rochester Corp. (the "Company") is a bank holding company. First National Bank of Rochester ("First National" or the "Bank") is its only subsidiary. The Company was organized under the New York Business Corporation Law and commenced operations on September 10, 1984. The Bank was established in 1965, in Rochester, New York as a national bank. The Bank comprises the most significant portion of the Company at year-end 1995. Until April 1, 1994, the Company also owned Atlanta National Bank ("Atlanta") in Atlanta, NY. Atlanta was sold to Bath National Bank.

          The Company's principal sources of income are dividends from the Bank and interest from deposits. The Bank is a full-service, community oriented, commercial bank offering a wide range of commercial and consumer loans, deposit and other banking services to individuals, businesses, and municipalities. In 1993, the Bank expanded and improved its Trust & Investment Division. The Trust & Investment Division's product offerings include 401(k) plans, investment management, corporate and cash management services, mutual funds, annuities, and traditional trust and record-keeping services.

          The Company's business is conducted from its corporate headquarters located in the Powers Building at the corner of State and Main Streets in downtown Rochester, New York. The Bank's sixteen banking offices are located in Monroe, Chemung, Erie, Onondaga, and Schuyler counties in New York State. The Bank considers its primary service and marketing area to be the City of Rochester and surrounding towns which have a total population of approximately 1 million. Rochester, located in the western part of New York State on the south shore of Lake Ontario, is the third largest city in New York State and is a significant operating location for a number of major corporations, including Eastman Kodak Company, Bausch & Lomb Inc., General Motors Corporation, and Xerox Corporation.

          First National's services are provided through fourteen full-service banking offices, twelve of which have drive-up facilities, plus the Buffalo and Syracuse offices which primarily provide services to business and professional customers. Automated teller machines (ATM's) are located at the eleven Monroe County banking offices and customers may use ATM's throughout the United States and abroad through ATM networks.

          The Bank is the only locally owned and managed commercial bank operating in Monroe County. It is subject to intense competition from international and super-regional commercial banks, savings institutions, credit unions, and other financial institutions (including brokerage and investment advisory firms) for all types of deposits, loans, investment, and trust accounts.

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

                                 FINANCIAL HIGHLIGHTS

                                                     1995      1994
                                                     ____      ____
                          (in thousands, except share data and ratios)

      For the Year
      Net interest income                         $16,985   $15,062
      Provision for loan losses (recovery)              -       (43)

      Other income                                  2,640     2,785
      Operating expenses                           15,577    16,236
      Income tax expense (benefit)                  1,194      (283)
        Net income                                  2,854     1,937

      Net income per common share                      $0.80     $0.58
      At year end
      Total assets                               $391,320  $329,262
      Total loans, net of deferred loan costs     254,003   202,437
       (fees)
      Allowance for loan losses                     5,776     6,452

      Securities held-to-maturity                  31,780    52,997
      Securities available-for-sale                73,527    48,942
      Total deposits                              357,875   295,381
      Total shareholders' equity                  $25,846   $21,360

      Operating ratios
      Net income as a percent of:
        Average total assets                            0.78      0.62

        Average common shareholders' equity            12.17     10.15
      Net interest margin (as a percent)                4.92      5.10
      Allowance for loan losses as a percent
         of year-end loans                              2.27      3.19
      Net (charge-offs) recoveries as a percent
         of average loans outstanding during the        0.29    (0.19)
         year

                 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL INFORMATION

          This table represents a summary of selected components of the Company's consolidated balance sheets and consolidated statements of operations for each of the years in the five-year period ended December 31, 1995. All information concerning the Company should be read in conjunction with consolidated financial statements and related notes included elsewhere herein.

                                  (In thousands, except share data and ratios)
                                 1995        1994      1993        1992       1991
                                 ____        ____      ____        ____       ____
    Income statement information
      Interest income         $29,235     $23,012   $21,278     $22,770    $28,229
      Interest expense         12,250       7,950     8,326      10,252     16,616
                               ______       _____     _____      ______     ______
    Net interest income        16,985      15,062    12,952      12,518     11,613

      Provision for loan            -        (43)        74       3,244      5,130
       losses (recovery)
    Other income                2,640       2,785     3,313       3,101      2,553
    Operating expenses         15,577      16,236    15,296      13,738     11,245
                               ______      ______    ______      ______     ______
    Income (loss) before        4,048       1,654       895     (1,363)    (2,209)
     income taxes
    Income tax                  1,194       (283)       330       1,311      (271)
     expense (benefit)          _____       _____
    Net income (loss)          $2,854      $1,937      $565    $(2,674)   $(1,938)
                                =====       =====       ===     =======    =======

    Period end balance sheet
     information
    Securities held-to-       $31,780     $52,997   $53,691     $68,265    $64,315
     maturity

    Securities available-      73,527      48,942    50,427      18,165          -
    for-sale
    Total loans, net of deferred
     loan costs (fees)        254,003     202,437   170,513     161,915    199,645
    Allowance for loan          5,776       6,452     6,823       6,560      6,412
     losses
    Total assets              391,320     329,262   306,480     295,661    319,186
    Deposits:
    Non-interest bearing       46,061      37,887    35,269      34,493     36,746
     demand
    Savings, NOW, and         144,326     146,464   162,925     170,305    170,650
     money market
    Certificates of           167,488     111,030    85,100      68,736     85,615
     deposit
    Total deposits            357,875     295,381   283,294     273,534    293,011
    Short-term borrowing        4,986       9,875         -       1,148      1,487
    Long-term debt                  -           -     7,185       7,150      8,212
    Total shareholders'        25,846      21,360    13,678      12,390     15,064
     equity

    Per common share data (1)
     Net income (loss):
      Primary                   $0.80       $0.58     $0.28    $ (1.34)    $(0.97)
      Fully diluted              0.80        0.58      0.28      (1.34)     (0.97)
      Cash dividends                -           -         -           -       0.22
      Book value                 7.24        5.99      6.83        6.19       7.52
    Weighted average shares
      outstanding:
      Primary               3,568,759   3,311,234 2,002,507   2,002,507  2,000,022
      Fully diluted         3,568,759   3,311,234 2,002,507   2,002,507  2,000,022


    Operating ratios:                  1995    1994  1993      1992     1991
      Net income (loss) as a percent of:
      Average total assets            0.78%    .62%  .19%    (.89)%   (.60)%
      Average common shareholders'    12.17   10.15  4.36   (18.48)  (11.65)
      equity
      Net interest margin              4.92    5.10  4.57      4.53     3.93
      Net interest spread              4.34    4.69  4.23      4.13     3.47
      Non-performing assets ratio       .67    1.77  5.60      9.23     6.15
      (2)

      Allowance for loan losses as a
       percent of period-end loans
                                       2.27    3.19  4.00      4.05     3.21
      Net (charge-offs) recoveries as a
       percent of average loans
                                     (0.29)  (0.19)   .11    (1.65)    (.71)
      Total equity as a percent of total
       assets at a period end
                                       6.60    6.49  4.46      4.19     4.72
      Common dividend payout ratio        -       -               -      NM*
                                                        -


          * NM = Not Meaningful

          Notes:

             (1) Per common share data and weighted average shares outstanding have been computed giving retroactive effect to the Company's 3% stock dividends in 1991.

             (2) Non-performing assets (non-accrual loans, loans past due 90 days or more, and real estate acquired by foreclosure) divided by total loans and real estate acquired by foreclosure.

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                          (In thousands, except share data)

                                      Provision
                             Net      (Recovery) Income              Income per
                    Interest Interest for Loan  Before      Net     Common
                    Income   Income   Losses    Income Taxes Income  Share
                    ______   ______   ______    ____________ ______  ______
   1995
   ____

   First quarter    $6,684  $4,014    -         $  800       $501    $0.14
   Second quarter    7,265   4,167    -          1,096       792     0.22
   Third quarter     7,552   4,350    -          1,168       816     0.23
   Fourth quarter   $7,734  $4,454    -         $  984      $745    $0.21

   1994
   ____

   First quarter    $5,187  $3,307    $(43)    $ 163        $101    $0.04
   Second quarter    5,545   3,736    -           549         359     0.11
   Third quarter     5,895   3,901    -           622         433     0.13
   Fourth quarter   $6,385  $4,118    -         $ 320      $1,044    $0.30


          Included in the fourth quarter of 1994 is a gain of $189,000 from the sale of the Shop City Office, a write-off of $448,000 of abandoned leased property, and recognition of an income tax benefit of $724,000.

          During December 1994 First National sold the Shop City Office with deposits of $16,433,000. The Company recognized a gain of $189,000 as a result.

          In December 1994 the Company abandoned leased property and accordingly, accrued for the costs of future lease payments, amounting to $448,000 representing the total of future lease payments due.

          During the fourth quarter of 1994 the Company, through a series of transactions, disposed of approximately $1,407,000 in loans and $1,159,000 in Other Real Estate Owned and in-substance foreclosure, resulting in a charge to the allowance for loan loss of approximately $1,000,000 and a charge to operating expenses of $200,000.

          As a result of these transactions and the reversal of other temporary differences during the quarter, the Company recognized an income tax benefit of $724,000.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          OVERVIEW

          The Company continued to grow and expand in 1995. Three new banking offices were opened in Monroe County and a fourth opened in March 1996. Emphasis continues to be on a high level of customer service, establishing total financial service relationships with customers, and providing convenience through extended hours and location. The new banking offices are being opened with advanced technology, on- line teller automation, as well as new automated teller machines. Automated teller machines have also been replaced at the existing banking offices and the on-line teller systems are being installed in those offices as well. With the use of new technology and more efficient systems, the Company has been able to expand with only a minimal increase in the number of employees.

          Net income increased $917,000, or 47.3%, in 1995. While the net interest margin declined somewhat in 1995 it still compares favorably with the Company's peer group. Net income was also enhanced by a reduction in Federal Deposit Insurance expense and a decline in costs associated with nonperforming assets. The Company funded its increased loan demand primarily through its deposit base. This was accomplished by the Company increasing its market share of deposits in Monroe County.

          Growth objectives are expected to be achieved in 1996 by continuing to increase the Company's deposit base, continuing to make high-quality loans, and using the available-for-sale securities portfolio and short term borrowings to provide liquidity or improve margins. In order to accomplish its growth
          objectives, the Company must increase its market share.   The
          addition of the three new Monroe County banking offices and the fourth in 1996 should help the Company attain its goals. Now, potential Monroe County customers are generally no more than 20 minutes from a First National banking office. A large portion of the deposit growth in 1995 has been in public fund deposits as the result of a municipal calling program and relationships established in the new branches. Additional growth is expected in 1996 as the program is continued, although not at the rapid rate of 1995. Much of the growth in deposits is expected to come in higher-yielding certificates of deposit. If interest rates continue to decline and with much of the increases in deposits in the higher yielding deposits, management does not believe the current interest margins will be maintained. With a lower rate environment depositors are even more likely to place their funds in certificates of deposit or other investments rather than leaving them in interest bearing demand or money market accounts. Increases in net income are expected to come through increased loan volume and by controlling overhead expenses.

          RESULTS OF OPERATIONS

          Net Interest Income
          ___________________

          The following table reflects the net interest margin and interest rate spread for the years shown. Average amounts are based upon average daily balances. No tax equivalent adjustments have been made because they are not considered material.

            AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST MARGIN


                                Years Ended December 31,
                                    (in thousands)

                        1995                             1994                     1993
   Assets:
                                 Amount                    Amount                    Amount
                                Paid or  Aver-            Paid or  Aver-            Paid or     Aver-
                       Average   Earned  age     Average   Earned  age     Average   Earned     age
                        Amount      (1)  Rate     Amount      (1)   Rate    Amount      (1)      Rate
                       _______  _______  ______  _______   ______  ____    _______   ______     ____
   Cash and due        $14,511        -      -%  $14,407        -     -%   $15,667        -      -  %
   from
   Interest-bearing      1,086       60    5.52    1,075       43   4.00     1,011       30      2.97
   deposits
    with other
    financial
    institutions

   Federal funds
   sold                  8,820      515    5.84   10,942      478   4.37    25,137      745      2.96
   Securities:
   Taxable             103,753    6,752    6.51   95,362    5,835   6.12    87,712    5,674      6.47
     Tax Exempt          2,104       99    4.71    1,653       98   5.93     2,408      156      6.48
     Net loans (1)     229,331   21,810    9.51  186,229   16,558   8.89   167,234   14,673      8.77
   Premises and
   equipment
     Net                 5,680        -      --    4,416        -      -     3,607        -         -
     Other assets        5,150                     6,197        -      -       633        -         -
                         -----                     _____                       ___        _         _


     Total assets      364,086                   313,155                   303,409
                       =======                   =======                   =======


    Total earning      $345,09  $29,235   8.47%  $295,26  $23,012  7.79%   $283,50  $21,278     7.51%
   assets               ======   ======   =====   ======   ======  =====    ======   ======     =====

   Liabilities and
   Shareholders'
   Equity:
   Demand deposits     $40,647        -      --  $36,094        -     -%   $34,665     $  -       - %
                                                       -
   Savings, NOW,
   and money market
   deposits            142,807    3,379    2.37  151,664    3,216   2.12   168,949    4,065      2.41
   Certificates of
   deposit             147,401    8,473    5.75  101,441    4,531   4.47    77,671    3,530      4.54

   Long-term debt            -        -       -    1,192      123  10.00     7,250      725     10.00
   Other interest
    bearing
    liabilities          6,476      398    6.15    1,735       80   4.61       210        6      2.86
   Other
   liabilities           3,299        -       -    1,937        -      -     1,709        -         -
   Shareholders'
   equity               23,456                    19,092        -      -    12,955
                        ------                   _______                   _______

   Total
   liabilities and
   Shareholders'
   equity              364,086                   313,155                   303,409
                       _______                   _______                   _______

   Total interest
   bearing
   liabilities         296,684   12,250   4.13%  256,032    7,950  3.10%   254,080    8,326     3.28%
                       =======   ======   =====  =======    =====  =====   =======    =====     =====


   Interest rate
   spread                                 4.34%                    4.69%                        4.23%
                                          =====                    =====                        =====

   Net interest
   margin             $345,094  $16,985   4.92%  $295,26  $15,062  5.10%   283,502  $12,952     4.57%
                      ========  =======   =====  =======  =======  =====   =======   ======     =====

          Notes: (1) Non-accrual loans have been included in the average balances.

          Net interest income, the difference between interest income and interest expense increased $1,923,000, or 12.8%, from 1994 which had an increase of $2,110,000, or 16.3%, over 1993's net interest income. Average earning assets increased $49,883,000 from 1994 to 1995, or 16.9%, and increased $11,759,000 from 1993 to 1994, or 4.1%.

          Loans represent the majority of the Company's interest-earning
          assets.   The significant increases in interest income noted in
          both 1995 and 1994 were primarily due to loan volume increases, particularly in commercial real estate, conventional commercial loans, and residential mortgage loans as well as some increase
          from interest rate increases.   Average net loan balances
          increased $43,102,000 from 1994 to 1995, while they increased $18,995,000 from 1993 to 1994. The loan volume increases in 1994 and 1995 are related to increased sales efforts and a renewed emphasis on making new loans. The average rate earned on loans in 1995 was 9.51% compared to 8.89% in 1994 and 8.77% in 1993.

          Average Federal Funds Sold decreased $2,122,000 from 1994 to 1995. These funds were used to fund higher-yielding loans and securities. Average securities increased $8,842,000, or 9.1%. The majority of the increase has been in sequential pay principal and interest securities issued by the FHLMC and FNMA, secured by adjustable rate mortgages on single family residential properties, and notes issued by U.S. Government Agencies.
          Average securities increased $6,895,000 in 1994 while Federal Funds Sold declined $14,195,000.

          Interest expense is a function of the volume of, and rates paid for, interest-bearing liabilities. Interest expense increased in 1995 because of an increase in average interest bearing liabilities as well as an increase in average rates paid. Customer movement from lower cost savings and NOW categories into certificates of deposit also had an impact on the increase in rates. Most of the increase in deposits in 1995 was attributable to sales promotions for certificates of deposit, and active pursuit of public funds.

          The interest spread is the difference between average rates earned on assets and paid on interest-bearing sources of funds. Interest spread declined in 1995 to 4.34% from 4.69% in 1994 and increased from 4.23% in 1993. The interest margin, which is the difference between interest income and interest expense divided by average interest-earning assets was 4.92% in 1995, 5.10% in 1994, and 4.57% in 1993. The decline in both the spread and the margin from 1994 is primarily due to the deposit mix with its greater emphasis on higher interest rate certificates of deposit.

          Loan volume is expected to continue to increase, with funding provided by an increase in deposits, short term borrowings, and run-off of the securities portfolio. However, in order to attract the additional deposits to fund loan activity in a highly competitive environment, it is anticipated that, as in 1995, the increase in deposits will come primarily from higher interest-bearing accounts. This may cause further declines in both the net interest spread and margin.

          The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                              VOLUME AND RATE VARIANCES

                          1995 Compared to 1994         1994 Compared to 1993
                          _____________________         _____________________
                            Increase/Decrease             Increase/Decrease
                            Due to Change In               Due to Change In

                                        Total                          Total
                      Average  Average  Increase     Average  Average  Increase
                      Balance     Rate  (Decrease)   Balance     Rate  (Decrease)
                      _______     ____  __________   _______     ____  __________
                                           (in thousands)


    Federal fund      $(58)    $112         $54   $(1,768)  $1,514       $(254)
    sold and
    interest-bearing
    deposits

    Taxable            532      384         916       424     (263)        161
    securities

    Tax-exempt           4       (3)          1       (46)     (12)        (58)
    securities

    Loans, net       4,037    1,215       5,252     1,687      198       1,885

    Interest income  4,515    1,708       6,223       297    1,437       1,734


    Savings, NOW,     (166)     329         163      (393)    (456)       (849)
    and money market

    Certificates of  2,414    1,528       3,942     1,061      (60)      1,001
    deposit

    Other interest-    283       35         318        68        6          74
    bearing
    liabilities

    Long-term debt     (61)     (62)       (123)     (602)       -        (602)


      Interest       2,470    1,830       4,300       134     (510)       (376)
    expense          _____    _____       _____       ___    _____       _____

    Net interest    $2,045    $(122)     $1,923      $163   $1,947      $2,110
    income           =====    =====       =====       ===    =====      ======

          Non-interest Income

          Non-interest income is comprised of service charges, trust fees, credit card fees, loan servicing fees, and gains on sales of securities, mortgages, and other assets. The following table sets forth certain information on non-interest income for the years indicated:

                                 NON-INTEREST INCOME

                                                       December 31,
                                               1995     1994     1993
                                                 (in thousands)


           Service charges on deposit        $1,209   $1,219   $1,310
           accounts
           Credit card fees                     648      532      467
           Gain on sale of                       40       11      375
           mortgages
           Gain on sale of securities            33        -      355
           available-for-sale
           Loan servicing fees                  283      319      350
           Gains on sale of subsidiary &          -      380       54
           banking offices
           Other operating                      427      324      402
           income


           Total operating                   $2,640   $2,785   $3,313
           income

          Non-interest income decreased 5.2% from 1995 to 1994, while 1994 non-interest income decreased 15.9% from 1993. 1994 non-interest income included $380,000 in gains on the sale of the Shop City Community Banking Office and Atlanta. Without those gains 1995 would have reflected an increase of $235,000 in non-interest income. Credit card fees increased 21.8% in 1995 and 13.9% in
          1994 due to larger volume in merchant accounts.   A large portion
          of fifteen year mortgages originated in both 1995 and 1994 were retained in portfolio, resulting in less gains on sale and also declining loan servicing fees as loans in the servicing portfolio were prepaid and not replaced with new loans. The $103,000, or 31.8%, increase in other operating income was primarily the result of an increase in trust commissions and fees and letter of credit fees.

          The continuing decline in service charges is attributable to a number of factors. Two of these factors are the movement of funds into certificates of deposit which do not carry service charges, and a higher earnings credit on business demand deposit accounts, offsetting service charges.

          Non-interest income returned to more normal levels in 1995 after the non-recurring events during the past two years.

          Non-interest Expense

          Non-interest expense, or overhead, consists of salaries and benefits, occupancy, insurance, and other operating costs. The following table sets forth certain information on operating expenses for the years indicated:

                                 NON-INTEREST EXPENSE

                                            Year Ended December 31,
                                          1995     1994     1993
                                          ____     ____     ____
                                              (in thousands)

           Salaries and employee        $8,238   $7,975   $6,912
           benefits
           Occupancy                     2,812    2,871    2,442
           Marketing and public            624      776      718
           relations
           Office supplies, postage        576      542      576
           and printing
           Processing fees                 979      902    1,032
           FDIC assessments                350      657      772
           Net cost of operation of        (14)     311        8
           other real estate
           Legal                           267      397      601
           Other                         1,745    1,805    2,235
                                         _____    _____    _____

           Total operating (non-       $15,577  $16,236  $15,296
           interest) expense            ======   ======   ======

          Due in part to the Company's cost containment efforts and a decrease in FDIC assessments, non-interest expense for 1995 decreased $659,000, or 4.1%, from 1994 when it increased $940,000, or 6.1%, over 1993. The decrease in non-interest expense in 1995 resulted primarily from decreases in net cost of operation of other real estate, FDIC assessments, marketing and public relations expenses, and legal costs. This is contrasted to 1994 when increases were primarily caused by salaries and benefits, occupancy, and net cost of operation of other real estate. Most of the changes in 1994 overhead expenses were related to achieving growth objectives and resolving regulatory issues. The ratio of overhead expense to asset base is expected to decline as the asset base increases.

          Salaries and benefits are the largest component of non-interest expense. The Bank operates in a metropolitan market unlike most community banks of similar size, and its cost for personnel tends to exceed that of typical community banks. Salaries and benefits increased $263,000, or 3.3%, from 1994, and $1,063,000, or 15.4%, from 1993 to 1994. The increase in 1995 was in both salaries and benefits. The Company opened three new offices in 1995 and staffed those offices by redeploying personnel. The costs associated with extended banking hours is expected to continue to impact the salary and benefit expense, as is the opening of the additional branch in March 1996. Contributing to the 1994 increase over 1993 was expense associated with repositioning personnel for future growth, the addition of 13 full-time equivalent positions to staff banking offices during extended hours, and an increase in retirement expense.

          Occupancy expense, the other significant non-interest expense, declined $59,000, or 2.1%, from 1994, which increased $429,000, or 17.6%, from 1993. 1994 occupancy expense included a $448,000 write-off of future lease expense attributable to vacating office space at 1 East Main Street, Rochester. Management sublet the space in 1995 to recover some portion of this expense. The 1994 move was made to improve administrative functions and
          provide better customer service.   The Bank combined all of its
          administrative functions into 33,000 sq. ft. of renovated space in the Powers Building and renovated its adjacent 35 State Street facilities to accommodate the Community Banking Division. The Four Corners Community Banking Office was also moved into the Powers Building.

          Occupancy expense is expected to continue to increase as the Bank expands its service delivery network with new community banking offices and additional technology to increase productivity and customer service. An eight-year building lease for the new Community Banking Office in East Rochester was signed in March 1995 and 20-year ground leases for the new Chili and Penfield offices were signed in 1995. The Perinton office, which opened in March 1996, has a ground lease of 20 years. In addition, a 20 year building lease was signed for a replacement location for the Henrietta Community Banking Office. This office was opened at the new location in January of 1996. The total annual lease cost for all of these locations is approximately $313,000. Building and equipment depreciation expense will increase due to these new offices. The Chili and Penfield offices were not opened until the latter part of 1995 and the Perinton office was opened in early 1996, so the full effect of the expense of these offices will not be realized until 1996 and beyond.

          Technological improvements continued in 1995. New offices are being opened with, and existing offices are being upgraded to, new teller automation. In 1994, a local area network was installed and the computer system was upgraded. These improvements were made primarily to provide more efficient operational and administrative support in order to focus personnel on serving customers.

          Marketing expense declined $152,000, 19.6%, from 1994 to 1995, compared to an increase of 8.1%, or $58,000, from 1993 to 1994. The Bank continued radio, television, and newspaper advertising in 1995. Marketing efforts were focused on image enhancement and customer awareness of the Bank as well as extended business hours. Also, as part of its sales efforts, the Company has continued with its interdivisional sales teams which conduct sales "blitzes" throughout the year.

          Federal Deposit Insurance Corporation (FDIC) assessment fees dropped significantly in 1995 resulting in a decline of $307,000, or 46.7%, from 1994 and it is anticipated that assessment fees will also be lower in 1996. FDIC assessment fees decreased due to a decline in the assessment rate. These fees are a function of the insurance rate and the deposit base.

          Included in 1994 net cost of operation of other real estate is a specific provision for a loan classified as in-substance foreclosure. With the adoption of SFAS 114, Accounting by Creditors for Impairment of Loans, in 1995, the specific reserve was reclassified to the Allowance for Loan Losses.

          Income Taxes

          The Company and the Bank file a consolidated tax return. The provision for 1995 income taxes was $1,194,000, compared to a benefit of $283,000 in 1994 and a provision of $330,000 in 1993. The Company's effective tax rates were 29%, (17)% and 37% for 1995, 1994 and 1993 respectively. The 1994 benefit was primarily the result of the tax effect of the disposition of certain nonperforming loans and other real estate.

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          The realization of deductible temporary differences depends on the Company having sufficient taxable income within the carryback period permitted by the tax law to allow for utilization of the deductible amounts. A valuation allowance has been established for the portion of the Company's net deductible temporary differences which are not expected to be realized within a twelve month carryforward period. Income tax expense was affected in 1995 and 1994 by reductions in the valuation allowance of $412,000 and $991,000 respectively.

          At December 31, 1995, the Company had a net deferred tax liability of $52,000 as compared to a net deferred tax asset of $825,000 at December 31, 1994. The 1994 deferred tax asset is attributable principally to the difference between book and tax allowance for loan losses.

          ANALYSIS OF FINANCIAL CONDITION

          Securities Portfolio

          The primary purposes of the securities portfolio are to produce interest income and provide liquidity. Investments in securities are made to maintain liquidity through structured maturities, to provide collateral to secure local municipal deposits, to manage risk by diversifying credit risk and positioning the balance sheet for interest rate sensitivity, to support local communities, and to meet tax planning strategies. The total securities portfolio increased $3,368,000 in 1995 from 1994, when it decreased $2,179,000 from 1993. However, adjusting for the effects of the sale of Atlanta, the remaining securities portfolio increased $2,328,000 in 1994.

          On November 15, 1995, the Financial Accounting Standards Board published a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. This guidance included a provision that allowed institutions a one-time opportunity to reclassify (at fair value) held-to-maturity securities without calling into question their intent to hold other debt securities to maturity in the future. Under this provision the Bank transferred securities with an amortized cost of $34,539,000 from held-to-maturity to available-for-sale. This will allow the Bank to better respond to changes in market interest rates and manage interest rate risk or provide liquidity for increases in loan demand or deposit withdrawals. The available-for-sale portfolio includes short-term Treasuries, equities, and other mortgage-backed securities not classified as held-to-maturity.

          Unrealized gains on available-for-sale securities reported in equity at December 31, 1995 amounted to $850,000, net of taxes, as compared to unrealized losses of $781,000 at December 31, 1994.

          At December 31, 1995, 66.3% of the Bank's securities had maturities of five years or less, while 63.4% had maturities of five years or less at the end of 1994. The majority of the securities portfolio consists of U.S. Treasury Notes and sequential pay adjustable rate mortgage-backed securities issued by U.S. government agencies.

          The following tables summarize the Company's carrying value of securities available-for-sale and the carrying value of securities held-to-maturity, and their maturities and weighted average yields at December 31, 1995, 1994, and 1993.

                   CARRYING VALUE OF SECURITIES AVAILABLE-FOR-SALE

                                     December 31,
                                     ____________

                               1995     1994      1993
                               ____     ____      ____
                                        (in thousands)


      U.S. Treasury         $44,123  $31,852   $36,864

      U.S. Government         5,698    2,889         -
      agency
      Mortgage-backed        23,706   14,151    13,513
      securities
      Other                       -       50        50
      securities                 __       __        __

         Total              $73,527  $48,942   $50,427
                            =======  =======   =======

          Notes:

             (1) The above totals include SFAS 115 fair value adjustments. At December 31, 1995, the available-for-sale portfolio had unrealized gains of $1,426,000, at December 31, 1994, a net unrealized losses of $781,000, and at December 31, 1993, a netfair value mark up of $1,226,000. Totals exclude Federal Reserve Bank stock and Federal Home Loan Bank stock of $1,299,000, $342,000 and $304,000 at December 31, 1995, 1994 and
          1993, respectively.

                    CARRYING VALUE OF SECURITIES HELD-TO-MATURITY

                                            December 31,
                                      1995        1994        1993
                                                (in thousands)

      U.S. Treasury                 $7,145     $23,895     $24,156
      U.S. Government agency         6,359       6,996       5,907
      Mortgage-backed               15,509      20,047      21,211
      securities
      Obligations of                 2,417       1,734       2,092
      state and
      municipal
      subdivisions
      Other                            350         325         325
                                       ___         ___         ___

         Total                     $31,780     $52,997     $53,691
                                    ======      ======      ======

             MATURITIES AND WEIGHTED YIELD OF SECURITIES AVAILABLE-FOR-SALE

                                         After One Year       After Five
                                                                Years
                           Within          But Within        But Within            After

                          One Year         Five Years         Ten Years          Ten Years
                          ________         __________         _________
                       Amount    Yield   Amount    Yield   Amount     Yield   Amount     Yield    Total
                       ______    _____   ______    _____   ______     _____   ______     _____    _____

      U.S. Treasury   $13,648    7.55%  $30,475    7.22%        -        -%      -        -%    $44,123

      U.S.
      Government
      agency                -        -    3,768     6.89    1,007      7.00      923      6.75    5,698
      Mortgage-
      backed
      securities (1)        -        -      714     6.98      688      7.00   22,304      7.10   23,706
      Other
      securities (2)        -        -        -        -        -         -        -         -        -
                       ______    _____   ______     ____   ______     _____   ______     _____    _____


          Total       $13,648    7.55%  $34,957    7.18%   $1,695     7.00%  $23,227     7.09%  $73,527
                      =======    =====  =======    =====   ======     =====   ======     =====  =======


          Notes:
          ======
              (1) Mortgage-backed securities are reported at final maturity notwithstanding the fact that amortization is received regularly on some securities substantially reducing the effective maturities.
              (2) The above totals exclude $1,299,000 Federal Reserve Bank and Federal Home Loan
          Bank Stock.

               MATURITIES AND WEIGHTED YIELD OF SECURITIES HELD-TO-MATURITY

                                          After One Year     After Five Years
                             Within          But Within         But Within          After
                            One Year         Five Years         Ten Years         Ten Years
                            ________         __________         _________         _________
                          Amount  Yield    Amount    Yield   Amount     Yield     Amount  Yield    Total
                          ______  _____    ______    _____   ______     _____     ______  _____    _____
      U.S.Treasury         $         -%    $7,145    6.12%   $    -        -%      $         -%   $7,145
                               -

      U.S. Government
      agency                   7   8.11     3,000     5.42    2,999      6.24        353   6.88    6,359
      Mortgage-backed
        securities (1)         -   -        8,792     6.47    2,494      5.93      4,223   7.89   15,509
      Obligations of
      state                1,357   4.32       613     5.37      113      4.84        334   5.71    2,417
      and municipal
      subdivisions
      Other                    -      -       300     8.33       50      7.43          -      -      350
                               _      _       ___  ____          __   ____           ___    ___      ___
          Total           $1,364  4.34%   $19,850    6.18%   $5,656     6.09%     $4,910  7.67%  $31,780
                           =====  =====    ======    =====    =====     =====     ======  =====  =======

     Notes:

         (1)  See note (1) above.

          Loan Portfolio

          The loan portfolio increased $51,566,000, or 25.5%, from 1994 to 1995. This compares to an increase from 1993 to 1994 of $31,924,000, or 18.7%. The growth in both 1995 and 1994 was the result of a planned business development program soliciting small businesses and professionals. Of the total 1995 year-end loan portfolio, $179,008,000, or 70.5%, is secured by real estate.

          The majority of the Company's loans continues to be commercial. These loans increased $31,116,000, or 23.1%, from 1994. The largest portion of the increase is in commercial real estate loans. At year-end 1995, 51.8% of commercial loans were secured by commercial real estate. Of the commercial real estate securing those loans, 62.1% was owner occupied. Through expanded sales efforts, the Bank expects to continue to grow commercial loans, although at a somewhat slower rate. Growth will continue in commercial real estate loans, most of which will have 5-year maturities with 20-year amortization. It is anticipated that there will be less demand for conventional working capital loans. Furthermore, competition for high quality loans is intense. The Bank is establishing itself in the small to medium-size business and professional markets which appear to be under served. While its primary market is Monroe County, the Business and Professional Banking Division has established a presence in the Syracuse and Buffalo markets with offices in Downtown Syracuse and in Snyder, outside of Buffalo. Furthermore, the Bank has access to the Elmira area through its three community banking offices.

          Residential mortgage loans increased $18,809,000, or 60.5%, from 1994 to 1995. This increase is primarily attributable to the Bank's decision to hold 15-year mortgages in its portfolio, rather than sell them to the Federal Home Loan Mortgage Corp
          (FHLMC).   With interest rates declining the Bank is experiencing
          increased refinancing activity and much of that is directed into 15-year fixed rate mortgages. It is expected that this trend will continue and if it does the Bank may sell more of the mortgages to FHLMC and hold fewer in portfolio.

          Consumer loans increased 19.9% from $16,443,000 in 1994 to $19,711,000 in 1995. Much of the growth in consumer loans is attributable to a "money sale" which was held late in the first quarter and early second quarter. Consumer loans increased $5,748,000 from 1993 to 1994 as the result of a "money sale".

          Home equity loans declined from 1994 to 1995 by $1,813,000 following a decline of $973,000 from 1993 to 1994. However, after adjusting for the removal of $2,150,000 of home equity loans due to the sale of Atlanta, home equity loans for the Bank
          increased during the 1994 period by $1,177,000.   While home
          equity loans are attractive to borrowers who have equity in their homes, demand for them is influenced by the refinance market. In the lower rate environment, many homeowners are choosing to refinance their mortgages causing the repayment of home equity lines.

                                    TYPES OF LOANS

                                             December 31,

                           1995     1994      1993     1992      1991
                                          (in thousands)


      Commercial       $165,645 $134,529  $111,444 $102,533  $123,946
      Residential        49,889   31,080    26,769   23,770    32,725
      mortgage
      Home equity        18,773   20,586    21,559   23,743    25,393
      Other consumer     19,711   16,443    10,695   11,893    17,619

        Total           254,018  202,638   170,467  161,939   199,683

      Net deferred loan     (15)    (201)       46      (24)      (38)
      costs (fees)
      Allowance for loan (5,776)  (6,452)   (6,823)  (6,560)   (6,412)
      losses


      Loans, net       $248,227 $195,985  $163,690 $155,355  $193,233



                 MATURITY DISTRIBUTION OF LOANS AT DECEMBER 31, 1995

                                              Maturity
                           One Year    One to Five Years
                            or LessFive Years    or more    Total
                                           (in thousands)

      Commercial            $33,375   $72,502    $59,768 $165,645

      Residential             4,175    17,452     28,262   49,889
      mortgage
      Home equity               150     9,411      9,212   18,773
      Consumer,               5,703    12,085      1,923   19,711
      net

          Total loans       $43,403  $111,450    $99,165 $254,018
                             ======    ======     ======   ======

      Floating/adjustable
       Interest                        71,859     54,311
      rate
      Fixed or predetermined
       Interest                        39,591     44,854
      rates                            ______     ______
                                     $111,450    $99,165
                                      =======    =======


          It is the policy of the Bank to place loans, except consumer and residential mortgage loans, on non-accrual status when payment of principal or interest becomes 90 days delinquent or when, in management's judgment, the collection of principal or interest appears uncertain. Any interest income accrued during the reporting period, but not received at the time the loan is placed on non-accrual status, is reversed in the reporting period to the extent considered uncollectible. Interest accrued in prior years, the collection of which appears uncertain, is charged off. Interest on loans categorized as non-accrual may be recognized as income when the payments are received or applied as a reduction to principal.

          Installment loans are not ordinarily placed on non-accrual status. Installment loans past due 120 days are generally
          charged off.   At that time, all previously accrued or
          uncollected interest is reversed and charged against current earnings. Residential mortgage loans are placed on non-accrual status when they become 180 days past-due.

          The following table summarizes the Company's non-performing assets at the dates indicated:

                                NON-PERFORMING ASSETS


                                                            December 31,

                                 1995    1994     1993     1992     1991
                                                 (in thousands)


      Loans in non-accrual     $1,665  $3,290   $7,929  $11,753   $8,720
      status
      Loans past due 90 days or more
        and still accruing         45     196    1,295      848    1,419

      Total non-performing      1,710   3,486    9,224   12,601   10,139
      loans

      Real estate acquired by       -     100      345    2,576    2,283
      foreclosure
      Total non-performing     $1,710  $3,586   $9,569  $15,177  $12,422
      assets                   ======  ======   ======  =======   ======
      Non-performing assets as a % of
      total
        loans and real estate
        acquired
         by foreclosure         0.67%   1.77%    5.60%    9.23%    6.15%
                                =====   =====   ======    =====    =====


          Total non-performing assets have been decreasing since their peak in September 1992. This is the result of management's efforts to reduce these assets. Non-performing assets decreased $1,876,000, or 52.3%, from 1994 to 1995 . Of the $6.0 million decrease from 1993 to 1994, $2.5 million was the result of the sale and liquidation of non-performing assets during the fourth quarter of 1994.

          Loans in non-accrual status decreased $1,625,000 from 1994 to 1995, and $4,639,000 from 1993 to 1994. These are declines of 49.4% and 58.5%, respectively. Of the $1,665,000 in non-accrual
          loans, $1,421,000 are secured by real estate.   Non-performing
          assets represent .67% of total loans and real estate acquired by foreclosure at the end of 1995 compared to 1.77% in 1994 and 5.60% in 1993.

          Provision and Allowance for Loan Losses

          The allowance for loan loss is available to absorb charge-offs from any loan category and is restored by charges to income or recoveries of loans previously charged off. Management undertakes a quarterly analysis to assess the adequacy of the allowance taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at December 31, 1995 to absorb anticipated losses. Furthermore, additions to the allowance in 1996 are not expected even though the loan portfolio is expected to increase. Management believes that the inherent risk in the current portfolio has already been provided for and, because of credit standards that First National has implemented,
          new loans are expected to be of high quality.   However, should
          the market or the economy change significantly, some provisions could be required in 1996.

          The following table summarizes the changes in the allowance for loan losses for 1991 through 1995:

                            SUMMARY OF LOAN LOSS ALLOWANCE

                                                      December 31

                               1995      1994      1993      1992      1991
                               ____      ____      ____      ____      ____
                                                             (in thousands)


    Total Loans            $254,003  $202,437  $168,619  $161,846  $199,046
    outstanding at year-    =======   =======   =======   =======   =======
    end, net of costs
    (fees) and unearned
    discounts
    Daily average amount    229,331   186,229   167,234   187,501   214,090
    of net loans            =======   =======   =======   =======   =======
    outstanding
    Balance at beginning      6,452     6,823     6,560     6,412     2,799
    of year
    Provisions charged to         -      (43)        74     3,244     5,130
    operating expense
    (recovery
    Reclassification of           -       210
    impairment reserves
    Allowance of                  -     (177)         -         -         -
    subsidiary sold
                              6,452     6,813     6,634     9,656     7,929
                              _____     _____     _____     _____     _____
    Loans charged off:
    Commercial, financial     (840)     (990)     (346)   (3,024)     (901)
    and agricultural

    Real estate mortgage       (46)     (124)      (40)     (188)     (277)
    Installment               (147)     (244)     (309)     (451)     (964)
    Total charged off       (1,033)   (1,358)     (695)   (3,663)   (2,142)
                            =======    ______     _____   _______    ______

    Recoveries of loans previously
    charged off:
    Commercial, financial       267       867       610       356       485
    and agricultural
    Real estate mortgage          -         -        85         -        31
    Installment                  90       130       189       211       109

                                357       997       884       567       625

    Net (charge-offs)         (676)     (361)       189   (3,096)   (1,517)
    recoveries
    Balance at end of        $5,776    $6,452    $6,823    $6,560    $6,412
    year                      =====     =====     =====     =====     =====


    Net (charge-offs)       (0.29)%   (0.19)%      .11%   (1.65)%    (.71)%
    recoveries as a
    percent of average
    loans outstanding
    during the year
    Allowance for loan        2.27%     3.19%     4.05%     4.05%     3.22%
    losses as a percent
    of year-end loans



          The lack of provision in 1995 and the decrease in provision in 1994 and 1993 is the result of reductions in the level of criticized and non-performing loans, and increased collection efforts resulting in significant recoveries. The recovery of provision recorded in 1994 was the result of reversing an excess allowance at Atlanta just prior to the time of its sale.

          At December 31, 1995, the Bank's internally criticized loans were $19,055,000 as compared to $17,022,000 at December 31, 1994 and
          $24,929,000 at December 31, 1993. While internally criticized loans have increased somewhat over 1994, as a percent of total loans there has been a decline. Internally criticized loans as a percent of total loans were 7.5%, 8.4%, and 14.8% for the years ended 1995, 1994 and 1993, respectively.

          On January 1, 1995, the Company adopted SFAS 114 as modified by SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS 114 requires that impaired loans be evaluated based on the present value of expected future cashflows discounted at the loan's effective interest rate. If the loan is collateral dependent, the loan may be recorded at the fair value of the collateral securing it. The adoption of SFAS 114 did not have a material effect on the Company's allowance for loan loss or results of operation.

          Below is an allocation of the allowance for loan losses and the percentage of loans in each category to total loans. In addition to an allocation for specific problem loans, each category includes a portion of the unallocated allowance for loan losses based on loans outstanding, credit risks, and historical charge-offs. Notwithstanding the following allocation, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

                     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                             December 31,


                           1995               1994               1993

                     Allowance   % (1)  Allowance  %(1)    Allowance   % (1)
                     _________   _____  _________  ____    _________   _____
                                           (in thousands)

      Commercial,    $4,275      65.2%  $5,384     66.4%   $5,957       65.4
      financial &
      agricultural
      Real estate,      706      19.6      294      15.3      153      15.7
      residential
        mortgage

      Home equity       208       7.4      220      10.2      180      12.6
      Installment,      587       7.8      554       8.1      533       6.3
      net
      Total          $5,776     100.0%  $6,452    100.0%   $6,823     100.0%
                      =====     ======   =====     =====    =====     =====



                                              1992               1991
                                              ____               ____

                                        Allowance  % (1)   Allowance   % (1)
                                        _________  _____   ________    _____


                                                    (in thousands)

      Commercial, financial             $5,616     63.3%   $5,581      62.1%
          & agricultural
      Real Estate, residential             162      14.7       44      16.4
          mortgage
      Home equity                          219      14.7       27      12.7
      Installment, net                     563       7.3      760       8.8
           Total                        $6,560    100.0%   $6,412     100.0%
                                         =====     =====   ======     ======


          Notes:

               (1)  Percentage of loans in each category to total loans
          Deposits

          The fundamental source of funds to support lending activities continues to be the Company's deposit base, which consists of demand deposits, certificates of deposit, savings, and money market accounts. The ability of management to attract and retain depositors is key to sustaining the Company's growth. The emphasis continues to be on a high level of customer service and cross-selling of products and services. Total deposits increased $62,494,000, or 21.2%, from 1994, while average deposits per banking office have increased from $20,892,000 at December 31, 1993 to $22,879,000 at December 31, 1994 and to $23,609,000 at December 31, 1995. The December 31, 1995 average includes the three new Banking Offices that were opened in 1995. Total deposits increased 4.3% from 1993 to 1994 despite the sale of a banking office and a subsidiary bank. These increases occurred in spite of a generally declining deposit base in the Monroe County area.

          Most of the deposit growth occurred in certificates of deposit, which increased $56,458,000 from $111,030,000 in 1994 to
          $167,488,000 in 1995. Certificates of deposit over $100,000 increased $39,203,000, or 175.4%, while certificates under
          $100,000 increased $17,255,000, or 19.5%, from 1994 to 1995.   A
          larger percentage of the Company's deposits are held in public funds than in prior years. Public funds certificates of deposit represent 10.1% of total deposits at December 31, 1995. The growth in public fund deposits was the result of a municipal calling program and relationships established in the new branches. Additional growth is expected in 1996 as the program is continued, although not at the rate of 1995.

          The Bank has experienced increases in non-interest bearing demand deposits due in large part to accounts established with new loan relationships, accounts associated with the new banking offices, and increased public fund relationships. Average non-interest bearing accounts increased $4.5 million over 1994 and for the period ended December 31, 1995 the increase was $8.2 million, or 21.6%, over 1994.

          The Company is taking several steps to better position itself to compete in a market which is experiencing disintermediation and movement from low-interest bearing accounts into certificates of deposit. The addition of the three new community banking offices in 1995 and the fourth in 1996 will significantly improve the Company's retail outlets and extend services to areas that it previously could not service effectively. Furthermore, strategic plans call for extending automation to the banking office network to improve service delivery.

          The following tables summarize the daily average deposits of the Company for the years 1995, 1994, and 1993, categories in which those deposits were held in 1995 and 1994, and the maturity distribution of certificates of deposit and public funds of $100,000 or more for the year-end December 31, 1995.

                                DAILY AVERAGE DEPOSITS

                                                                For Years
                                        1995        1994              1993
                                        ____        ____              ____

                               Amount   Rate     Amount   Rate     Amount   Rate
                               ______   ____     ______   ____     ______   ____
                                                        (in thousands)

    Non-interest bearing      $40,647           $36,094           $34,665
    demand
    Interest-bearing           69,810  1.39%     69,810  1.67%     73,299  1.92%
    demand

    Savings, and money         72,997  3.30%     81,854  2.51%     95,650  2.78%
    market
    Certificates of           147,401  5.75%    101,441  4.47%     77,671  4.54%
    deposit

    Total deposits           $330,855  3.58%   $289,199  2.68%   $281,285  2.70%
                              =======  =====   ========  =====    =======  =====

                                 PERIOD END DEPOSITS

                                                             For Years

                                                  1995         1994
                                                  ____         ____

                                                     (in thousands)

    Deposit category:
    Non-interest-bearing demand                $46,061      $37,887
    Interest-bearing demand                     67,639       70,690
    Savings                                     38,929       37,166
    Money market                                37,758       38,608
    CDS less than $100,000                     105,392       88,254
    CDS greater than $100,000                   26,105       16,844

    Public funds less than $100,000                537          420
    Public funds greater than $100,000          35,454        5,512

    Total                                     $357,875     $295,381
                                               =======     ========


                  MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSITS
                        AND PUBLIC FUNDS GREATER THAN 100,000

                                              December 31, 1995
    Maturity range                             (in thousands)

      less than 3 months                             $38,041
      3 to 6 months                                    6,327
      6 to 12 months                                  14,836
      12 months or more                                2,355
          Total                                      $61,559
                                                      ======

          Short-Term Borrowings

          The following table describes the Company's short-term borrowings at the dates indicated:


                                                        December 31,
                                         1995       1994        1993
                                                       (In thousands)
    Securities sold under agreements   $4,538     $9,075     $     -
    to repurchase
    Other short-term borrowing            448        800           -
       Total                           $4,986     $9,875     $     -
                                       ======     ======      ======


          The Bank had securities sold under agreements to repurchase at a rate of 5.85% in the amount of $4,538,000 at December 31, 1995. The maturity date was January 29, 1996. The maximum amount outstanding at any one month-end and average amount for securities sold under agreements to repurchase were $9,075,000 and $5,817,000, respectively for 1995 and $9,075,000 and
          $1,169,000, respectively for 1994. Interest expense averaged 6.17% for 1995 and 4.79% for 1994. There were no securities sold under agreements to repurchase in 1993.

          The other short-term borrowing represents the Bank's Note Option as a Treasury, Tax, and Loan Depository for Federal Tax Deposits.
           Securities amounting to $1,970,000 are held under the control of the Federal Reserve Bank of New York to secure Federal Tax Deposits in amounts in excess of FDIC insurance limits.

          Capital Resources

          Total shareholders' equity increased $4,486,000 from 1994. This increase is primarily due to the net income for 1995 of $2,854,000. The increase was also due to an increase in the market value of securities available-for-sale of $1,632,000. Under SFAS 115, which was adopted in 1993, the net unrealized gain or loss on securities held in the available-for-sale portfolio is recorded in equity, net of taxes. In 1994, this resulted in a decrease in shareholder's equity of $781,000. The unrealized loss of $781,000 at December 31, 1994 was not net of taxes since, under SFAS 109, there is a 100% valuation allowance established against the tax deferred asset associated with the SFAS 115 adjustment. The SFAS 115 adjustment is not considered in computing regulatory capital.

          Both the Federal Reserve Board and the Office of the Comptroller of the Currency have issued risk-based capital guidelines which went into full effect December 31, 1992. The Company presently is deemed well-capitalized under these guidelines.

          The numerator of risk-based capital ratios for bank holding companies includes Tier I capital, consisting of common shareholders' equity and qualifying cumulative and noncumulative preferred stock; and Tier II capital, consisting of a menu of internationally accepted items, including preferred stock, reserve for loan losses, and certain subordinated and term-debt capital. The denominator, or asset portion, of the risk-based ratio aggregates generic classes of balance sheet and off-balance sheet exposures, each weighted by one of four factors ranging from 0% to 100%, based on relative risk of the exposure class. This ratio assesses both the capital adequacy of the Company and the risk profiles of the Bank.

          The prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established specific capital categories based on an institution's capital ratios. To be considered "adequately capitalized" a bank must generally have a Leverage Ratio of at least 4%, a Tier I Risk-Based Capital Ratio of at least 4%, and a total Risk-Based Capital Ratio of 8%. At December 31, 1995, the Leverage, Tier-I Risk-Based Capital, and Total Risk-Based Capital Ratios of the Company and the Bank were as follows:

                                    CAPITAL RATIOS

                                                        Tier-I       Total
                                          Leverage       Risk-  Risk-Based
                                                         Based
                                           Capital     Capital     Capital
                                             Ratio       Ratio       Ratio
                                           _______      ______      ______

           FNB Rochester Corp.               6.53%       9.85%      11.11%

           First National Bank of            6.39%       9.64%      10.90%
           Rochester
           Regulatory guidelines:

           Well capitalized                  5.00%       6.00%      10.00%
           Adequately capitalized            4.00%       4.00%       8.00%


          Maintaining adequate capital ratios is a clearly defined objective of management. A number of steps have been taken by management to monitor capital adequacy. This becomes particularly important in light of the growth expectations for the Bank. An early warning system is part of the Company's business planning process. In addition to carefully monitoring performance and its impact on capital ratios, management reforecasts the Company's balance sheet, income statement, and measures of capital adequacy at least quarterly. Furthermore, each year the entire business plan is revised to reflect actual results and project another year into the future. These measures serve to alert management to potential capital adequacy problems so that appropriate action could be formulated and addressed in advance.

          Dividends were not paid to shareholders in 1994 and 1995. It is not anticipated that dividends will be paid in 1996. The Company's Board of Directors believes that until capital is sufficient to sustain the anticipated growth, earnings should be retained in the Company to support that growth.

          Liquidity

          Liquidity measures the ability to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. All internal liquidity measures exceed minimum levels established by the Bank. The fundamental source of liquidity will continue to be core deposits. Available sources of asset liquidity include short-term investments, loan repayments, and securities held in the available-for-sale portfolio. Additionally, the Company has the ability to pledge securities to secure short-term borrowings. In the first quarter of 1995, it became a member of the Federal Home Loan Bank which provides additional source of funding if needed. At December 31, 1995, the Bank had an available line of $8.5 million secured by residential mortgages.

          The Bank entered into agreements in 1994 through which it could obtain funds for short-term liquidity needs by selling securities under agreements to repurchase. This has allowed the bank to keep a smaller portion of its assets in Federal Funds Sold and provide a higher return without the necessity of selling securities from the available-for-sale portfolio in times of liquidity need. In December 1995, the Bank sold securities under an agreement to repurchase in the amount of $4,538,000 as an alternative funding source which provided the ability to protect against rising interest rates. The repurchase agreement matured on January 29, 1996 and was renewed.

          The majority of the Company's assets are held by the Bank. Dividends and cash advances to the Company from the Bank are subject to standard regulatory constraints. An analysis of projected expenses and cashflows indicates that the Company has sufficient cash to meet its anticipated cash obligations.

          Asset Liability Management

          An objective of the Company's asset/liability management policy is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. The Asset/Liability Management Committee is responsible for managing interest rate risks.

          The Company uses a variety of methods to manage its interest rate risk and does not rely solely on one method. One such method used to manage interest rate risk involves the measurement of
          interest rate gap.   Interest rate gap is the amount by which a
          bank's rate sensitive assets differ from its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities, indicating that a greater volume of assets than liabilities will reprice during a given period. Theoretically, this mismatch will enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is negative, indicating that a greater volume of liabilities than assets will reprice during the period. Theoretically, in this case, a rising rate environment will inhibit earnings and declining rates will enhance earnings. The Rate Sensitivity Schedule that follows illustrates the measurement of interest rate gap at December 31, 1995.

                              RATE SENSITIVITY SCHEDULE

                                   Over
                                  Three   Over Six
                     One Day  Months to     Months  Over one     Over
                    to Three        Six     to One   Year to     Five
                      Months     Months       Year      Five     Year     Total
                     _______  _________    _______   _______     ____     _____
                                        (in thousands)
      Interest Earning Assets:
      Loans:
      Commercial    $118,510     $2,646     $4,708   $31,104   $8,684  $165,652

      Residen-         1,730      1,330      1,943    17,427   29,939    52,369
      tial
      mortgage

      Home            18,733          -          -         -      204    18,937
      equity


      Consumer         1,567      1,549      2,824    10,974      131    17,045


      Total          140,540      5,525      9,475    59,505   38,958   254,003
      loans

      Investment      14,008      9,150     18,132    53,766   10,123   105,179
      securities


      Interest         6,261          -          -         -        -     6,261
      bearing
      deposits
      in Banks
      and
      federal
      funds sold

      Total         $160,809    $14,675    $27,607  $113,271  $49,081  $365,443
      interest-
      earning
      assets

      Interest-bearing liabilities:
      Savings       $144,326   $      -    $     -    $    -    $   -  $144,326
      deposits

      Time            38,041      6,327     14,836     2,355        -    61,559
      deposits
      $100M &
      over

      Other time      26,031     21,838     38,178    19,623      259   105,929
      deposits

      Short term       4,986          -          -         -        -     4,986
      borrowings

         Total interest-bearing
      Liabili-      $213,384    $28,165    $53,014   $21,978     $259  $316,800
      ties

      Net          $(52,575)  $(13,490)  $(25,407)   $91,273  $48,822   $48,643
      interest
      rate
      sensitiv-
      ity gap

      Cumulative   $(52,575)  $(66,065)  $(91,472)    $(179)  $48,643
      gap

      Cumulative        0.75       0.73       0.69      1.00     1.15
      gap ratio
      (1)

      Cumulative    (13.44)%   (16.88)%   (23.38)%   (0.05)%   12.43%
      gap as a %
      of
      Total
      assets


          Notes:
          (1) Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

          As measured by the cumulative sensitivity gap at December 31, 1995, the maturity and repricing of the Company's interest earning assets and interest bearing liabilities showed a negative gap in the one year period. Management considers the gap ratios and interest sensitivity to be within acceptable ranges; however, while this static evaluation is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. On a quarterly basis, interest rate sensitivity is measured and managed based on information provided by a simulation model that is used to evaluate the effect of prospective upward and downward changes in interest rates on net interest income and net income. By performing this simulation and comparing it to established policy limits management has an opportunity to plan for changes in the asset/liability mix, or to take other steps that may be necessary to lessen the interest sensitivity risk.

          Impact of Inflation

          The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, consistently applied. These principles require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. Management believes that it needs to manage the rates, liquidity, and interest sensitivity of the assets and liabilities to help generate an acceptable return.

          New Accounting Pronouncements

          The Company maintains a compensation plan which provides for grants of stock options to key employees. As described in note 11 to the consolidated financial statements, the Company currently follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its plan. In October 1995, the FASB issued Statement No. 123 entitled Accounting for Stock-Based Compensation which encourages, but does not require, companies to use a fair value based method of accounting for stock-based compensation plans. Under this method, compensation cost is measured as of the date stock awards are granted based on the fair value rather than the intrinsic value of the award, and such cost is recognized over the grantee's service period, which is usually the vesting period. If a company elects to continue using the intrinsic value based method under APB Opinion No. 25, pro forma disclosures of net income and net income per share are required, as if the fair value based method had been applied. Under the intrinsic method presently used by the Company, compensation cost is the excess, if any, of the quoted market price of the stock as of the grant date over the amount employees must pay to acquire it. Under the company's current compensation policy, there is no such excess on the dates of the grants. The Company will implement the provisions of Statement No. 123 in 1996; however, implementation is not expected to impact the consolidated financial statements, as the Company intends to continue accounting for its current stock-based compensation plan under APB Opinion No. 25.

          In May 1995, the FASB issued Statement No. 122 entitled Accounting for Mortgage Servicing Rights. The statement, to be implemented prospectively, requires that the cost of originating mortgage loans originated or purchased with a definite plan to sell the loans and retain the servicing rights, be allocated between the loans and servicing rights based on their estimated fair values at the time of the purchase or origination. The statement also requires that capitalized loan servicing rights be stratified based on predominant risk characteristics of the underlying loans for the purpose of evaluating impairment. An allowance is established in the event the recorded value of an individual stratum exceeds the fair value of the right. Based upon management's analysis of the Company's historical salable, mortgage loan origination volume, the impact of implementation of Statement No. 122 in 1996 is not expected to be material to the consolidated financial statements.

          In March 1995, the FASB issued Statement No. 121 entitled Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In performing the review for recoverability, companies are required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Under Statement 121, an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. The statement also establishes standards for recording an impairment loss for certain assets that are subject to disposal. Excluded from the scope of the statement are financial instruments, mortgage and other loan servicing rights, deposit intangibles and deferred tax assets. The impact to the Company in 1996 upon adoption of the statement is not expected to be material.

                             Independent Auditors' Report


          The Board of Directors and Shareholders
          FNB Rochester Corp.:

          We have audited the consolidated statements of financial condition of FNB Rochester Corp. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Rochester Corp. and Subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                               s/KPMG Peat Markwich LLP


          February 2, 1996
          Rochester, New York

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
                    Consolidated Statements of Financial Condition
                              December 31, 1995 and 1994
                          (in thousands, except share data)

                                                           1995      1994
                                                           ____      ____

            Assets:

             Cash and due from banks                    $18,662   $17,281
             Interest bearing deposits with other         1,061     1,077
             banks

             Federal funds sold                           5,200     2,000

             Securities available-for-sale, at fair      73,527    48,942
             value
             Securities held-to-maturity (fair value     31,780    52,997
             of $31,952 in 1995 and $50,227 in 1994)

             Loans, net of allowance of $5,776 in       248,227   195,985
             1995 and $6,452 in 1994

             Premises and equipment                       7,255     4,918

             Accrued interest receivable                  3,579     3,159
             FHLB and FRB stock                           1,299       342

             Other assets                                   730     2,561


                             Total assets              $391,320  $329,262
                                                        =======   =======



           Liabilities and shareholders' equity

             Deposits:
               Demand:

                 Non interest bearing                   $46,061   $37,887

                 Interest bearing-NOW                    67,639    70,690

               Savings and money market                  76,687    75,774

               Certificates of deposit                  167,488   111,030
                                                        _______   _______


                             Total deposits             357,875   295,381


             Securities sold under agreement to           4,538     9,075
             repurchase

             Other short-term borrowing                     448       800

             Accrued interest payable and other           2,613     2,646
             liabilities                                  _____     _____

                             Total liabilities          365,474   307,902
                                                        _______   _______
           Shareholders' equity:

             Common Stock, $1 par value; authorized       3,569     3,569
             5,000,000 shares; issued and outstanding
             3,568,963 in 1995 and 3,568,713 in 1994.

            Additional paid in capital                   13,024    13,023
            Undivided profits                             8,403     5,549

            Net unrealized gain (loss) on securities        850      (781)
             available-for-sale, net of taxes in 1995       ___     _____

                                                         25,846    21,360
                                                         ______    ______

           Total liabilities and                       $391,320  $329,262
           shareholders' equity                         =======   =======



          See accompanying notes to Consolidated Financial Statements.

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                      Years Ended December 31, 1995, 1994, 1993
                        (in thousands, except per share data)


                                                   1995     1994     1993
                                                   ____     ____     ____

           Interest income:
             Interest and fees on loans         $21,810   $16,558  $14,673
             Securities:
               Taxable                            6,751    5,835    5,674
               Tax-exempt                            99       98      156
                                                     __       __      ___

                                                  6,850    5,933    5,830
              Interest on federal funds sold
              and deposits with banks               575      521      775

                 Total interest income           29,235   23,012   21,278
                                                 ______   ______   ______


           Interest expense:
             Savings, NOW and money market
             accounts                             3,379    3,216    4,065
             Certificates of deposit              8,473    4,531    3,530
             Short-term borrowings                  398       80        6
             Long-term debt                           -      123      725


                 Total interest expense          12,250    7,950    8,326
                                                  _____    _____    _____
                 Net interest income             16,985   15,062   12,952
                 Provision for loan losses
                 (recovery)                           -      (43)      74
                 Net interest income after
                 provision for loan losses       16,985   15,105   12,878


           Non-interest income:
             Service charges on deposit
             accounts                             1,209    1,219    1,310
             Credit card fees                       648      532      467
             Gain on sale of mortgages               40       11      375
             Gain on sale of securities
             available-for-sale                      33        -      355
             Loan servicing fees                    283      319      350

             Gains on sale of subsidiary &
             banking offices                          -      380       54
             Other operating income                 427      324      402
               Total non-interest income         $2,640   $2,785   $3,313
                                                 ______   ______   ______
           Non-interest expense:
             Salaries and employee benefits      $8,238   $7,975   $6,912

             Occupancy                            2,812    2,871    2,442
             Marketing and public relations         624      776      718
             Office supplies, printing and
             postage                                576      542      576
             Processing fees                        979      902    1,032
             F.D.I.C. assessments                   350      657      772
             Net cost of operation of other
             real estate                            (14)     311        8
             Legal                                  267      397      601

             Other                                1,745    1,805    2,235
                                                 15,577   16,236   15,296                   Total non-interest expense
                                                 ______   ______   ______

                   Income before income taxes     4,048    1,654      895


              Income tax expense (benefit)        1,194     (283)     330
                                                  _____     ____      ___

                  Net income                     $2,854   $1,937     $565
                                                  =====    =====      ===

                  Net income per common share
                  - primary                        $0.80    $0.58    $0.28
                                                    ====     ====     ====

          See accompanying notes to Consolidated Financial Statements.

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
              Consolidated Statements of Changes in Shareholders' Equity
                     Years Ended December 31, 1995, 1994 and 1993
                         (in thousands except per share data)

                                                                      Net
                                                               Unrealized
                                                                     Gain
                                                                   (Loss)
                                        Additional             Securities
                                Common     Paid in  Undivided  Available-
                                 Stock     Capital    Profits    For-Sale  Total
                                 _____     _______    _______   _________ _____

     Balance at                  2,003     7,340        3,047           - 12,390
     December 31, 1992
             Net income             -           -        565           -    565

           Change in fair
           value of
           securities
           available-for-
           sale, net of taxes
                                    -           -          -         723    723           of $503
                                    _           _          _         ___    ___
           Balance at
           December 31, 1993   $2,003      $7,340     $3,612        $723$13,678
             Net income             -           -      1,937           -  1,937
           Subordinated
           capital notes
           converted to
           common stock         1,566       5,683          -           -  7,249

           Change in fair
           value of
           securities
           available-for-
           sale, net of taxes       -           -          -      (1,504)(1,504)
           of $503                  _           _          _      ______ ______


           Balance at
           December 31, 1994   $3,569     $13,023     $5,549       $(781)             $21,360

             Net income             -           -     $2,854           - $2,854
             Option shares
                                    -           1          -           -      1             issued

           Change in fair
           value of
           securities
           available-for-
           sale, net of taxes       -           -          -       1,631  1,631
           of $576                  _           _          _       _____   ____


           Balance at           $3569     $13,024     $8,403        $850$25,846
           December 31, 1995    =====     =======     ======        ===========



           See accompanying notes to Consolidated Financial Statements.

                            FNB ROCHESTER CORP AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                        Years ended December 31, 1995, 1994 and 1993
                                       (in thousands)

                                                      1995      1994       1993
                                                      ____      ____       ____


           Cash flows from operating activities:
            net income                              $2,854    $1,937       $565
           Adjustments to reconcile net income
             to net cash provided by operating
              activities:

               Provision for loan losses                 -       (43)        74
               (recovery)
               Depreciation and amortization         1,208     1,004      1,173
               Amortization of goodwill                238       248        291
               Deferred income taxes                   301      (637)      (188)

               Gain on sales of securities
               available-for-sale                      (33)        -       (355)
               Gain on sale of subsidiary and
               banking offices                           -      (380)       (54)
               (Increase) decrease in mortgage
                loans held for sale, net              (880)    3,127      4,403
               Increase in accrued interest
               receivable                             (420)     (488)      (102)

               Decrease in other assets                127     1,760      1,305
               Increase in accrued interest
               payable and other liabilities           555       300        401
                                                       ___       ___        ___

           Net cash provided by operating
             activities                              3,950     6,828      7,513
                                                     _____     _____      _____

           Cash flow from investing activities:
               (Increase) decrease in interest-
               bearing deposits                         77        (2)       (75)
           Securities available-for-sale:
              Purchase of securities               (17,272)  (15,464)   (21,856)

              Proceeds from maturities              17,483     8,668        342
              Proceeds from sales                   11,027     5,815      7,822
           Securities held-to-maturity:

              Purchase of securities               (15,545)  (10,854)   (25,565)
              Proceeds from maturities               2,223     7,839     23,149
           Loan origination and principal
                                                   (51,362)  (45,252)   (11,203)           collection, net
           Payment made for sale of subsidiary
           and banking offices                           -   (16,774)    (7,794)

           Capital expenditures, net                (3,545)   (2,238)    (1,569)

           Decrease in other assets                      -      (360)      (136)

                                                         _      ____       ____
           Net cash used by investing
           activities                             $(56,914) $(68,622)  $(36,885)

           Cash flows from financing
           activities:

             Net increase (decrease) in demand,
             savings NOW, and money market
             accounts                               $6,036      $814    $(1,289)
             Certificates of deposit accepted
             and repaid, net                        56,458    41,803     19,208
             Increase (decrease) in short-term
             borrowings                             (4,889)    9,875     (1,148)
             Exercise of option to purchase
             common stock                                1         -          -

           Net cash provided by financing
           activities                              57,606     52,492     16,771
                                                   ______     ______     ______
           Increase (decrease) in cash and cash
           equivalents                               4,642    (9,302)   (12,601)
           Cash and cash equivalents at
           beginning of year                        19,281    28,583     41,184
           Cash and cash equivalents at end of
           year                                    $23,923   $19,281    $28,583
                                                    ======    ======     ======

           Supplemental disclosure of non-cash
           investing and financing activities:
           Additions to other real estate
           acquired through foreclosure, or
           deed in lieu of foreclosure, net of
           loans to facilitate sale and
           writedowns                                    -         -        264
           Transfer of securities from held-to-
           maturity to securities available-
           for-sale                                $34,539         -     38,587
           Conversion of subordinated notes to
           common stock                                  -     7,249          -


          The Company paid cash during 1995, 1994, and 1993 for income taxes and interest as follows:

                                          1995       1994        1993
                                          ____       ____        ____

      Interest                     $11,949,000 $8,035,827  $8,388,723

      Income                           910,000    555,000     384,570
      taxes

     See accompanying notes to Consolidated Financial Statements


                         FNB ROCHESTER CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1995, 1994, and 1993


          (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS

          FNB Rochester Corp. (the Company) provides a full range of banking and trust services to individual and corporate customers. The Company generates interest income by accepting deposits and investing those deposits, together with funds from borrowings and ongoing operations in a variety of loans and investment securities. The most significant source of revenue for the Company is net interest income - the difference between interest income earned on loans and investments and interest expense incurred on deposits and borrowings. The Company, operating primarily in western New York, is headquartered in Rochester, New York, the third largest city in the state. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

          BASIS OF PRESENTATION

          The Company operates as a bank holding company. In 1995 its only subsidiary was First National Bank of Rochester (First National). Prior to its sale on April 1, 1994, the Company also owned Atlanta National Bank (Atlanta). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First National and Atlanta (through its sale date), (the Banks). All material intercompany accounts and transactions have been eliminated. The financial statements have been prepared in conformity with generally accepted accounting principles and conform with predominate practices within the banking industry. In preparing these financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

          SECURITIES

          Securities are classified into three categories: held-to-maturity, trading and available-for-sale. The Company classifies its debt securities as either available-for-sale or held-to-maturity as the Company does not hold any securities considered to be trading. Held-to-maturity securities are those that the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

          Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of related taxes, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity. Transfers of securities between categories are recorded at fair value at the date of transfer.

          A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new basis for the security.

          Dividend and interest income are recognized when earned. Realized gains and losses for securities sold are determined using the specific identification method.

          The Company's investments in Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) are required by law and are carried at cost in the consolidated statement of condition. The Company's disposition of these securities is restricted by agreements with the FHLB and FRB.

          LOANS

          Loans are stated at the principal amount outstanding, net of deferred loan origination fees and costs which are accrued to income based on the interest method. Mortgage loans held for sale are valued at the lower of aggregate cost or market value as determined by outstanding commitments from investors or, in the absence of such commitments, the current investor yield requirements calculated on an aggregate basis.

          The accrual of interest on commercial loans is discontinued and previously accrued interest is reversed when the loans become 90 days delinquent or earlier if, in management's judgment, the collection of principal and interest is uncertain. Recognition of interest income on non-accrual loans does not resume until management considers principal and interest collectible. Installment loans are generally charged-off upon becoming 120 days past due. Residential mortgage loans are reduced to the fair value of the underlying collateral, as applicable, upon becoming 180 days past due. Fair value is the amount that would reasonably be anticipated in a current sale in which the buyer and seller are each acting prudently, knowledgeably, and under no necessity to buy or sell.

          The Company services residential mortgage loans for the Federal Home Loan Mortgage Corporation (Freddie Mac), and earns servicing fees, which are recognized when payments are received, based upon the outstanding principal balance of the loans. The cost of originating these loans is attributed to the loans and is considered in the calculation of the gain or loss on sale of the loans. The right to service the loans is assigned no financial statement value.

          ALLOWANCE FOR LOAN LOSSES

          The Company provides for loan losses by a charge to current operations to bring the allowance to an appropriate level considering the character of the loan portfolio, economic conditions, analysis of specific loans, and historical loss experience. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

          The Financial Accounting Standards Board issued Statement 114 Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income and Disclosure. These statements adopted by the Company on January 1, 1995, prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

          As a result of the adoption of SFAS No. 114, the allowance for possible loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent.

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

          Impaired loans are included in non-accrual loans. Commercial type loans past due and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period.

          When a loan is impaired and the future repayment of the recorded balance is doubtful, interest payments received are applied to principal and no interest income is recognized. If the recorded loan balance is expected to be paid, interest income is recognized on a cash basis.

          Impairment losses are included in the allowance for loan losses through a charge to operations. In considering loans for evaluation of impairment, management generally excludes smaller balance, homogeneous loans - residential mortgage loans, home equity loans and all consumer loans. These loans are collectively evaluated for impairment as discussed above. Impaired loans are charged-off when, following reasonable and prudent collection efforts, management determines the ultimate success of the loan's collectibility is doubtful.

          The effect of adoption was not material to the consolidated financial statements. As of January 1, 1995, all of the Company's in substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, all amounts related to in substance foreclosures have also been reclassified. These reclassifications did not materially impact the Company's consolidated financial condition or results of operations.

          PREMISES AND EQUIPMENT

          Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided over the lesser of the term of the lease or the estimated useful lives of the improvements.

          The estimated useful lives of the Company's premises and equipment are as follows:


           Buildings and improvements            5 - 40 years
           Furniture, fixtures, and equipment    3 -  7 years
           Leasehold improvements                3 - 30 years
           Vehicles                               2 - 3 years

          OTHER REAL ESTATE OWNED

          Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of the cost or fair value less estimated costs to dispose. Fair value is determined on an asset by asset basis, primarily through independent third party appraisals. Adjustments to the carrying values of such properties resulting from subsequent declines in fair value are charged to operations in the period in which the declines occur. These adjustments, the net expense of operating other real estate owned and gains and losses on disposition of other real estate owned are included in net cost of operation of other real estate expense. Other real estate owned is included in other assets on the accompanying consolidated statements of financial condition.


          INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


          PENSION PLAN

          First National sponsors a non-contributory defined benefit pension plan covering substantially all of its employees. Benefits are based upon years of service and the employee's average compensation. Average compensation is determined by the average of the highest five consecutive years of service. The cost of this plan is being funded currently.

          First National's policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts, subject to IRS limitations, as the Bank may determine to be appropriate from time to time.


          TRUST DEPARTMENT INCOME

          Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated statements of financial condition, since such assets are not assets of the Company. Fee income is recognized on the accrual method.

          PER SHARE DATA

          Per share data is based upon the weighted average number of common shares and equivalents (stock options) outstanding during each year. Fully diluted per share data is not presented as potentially dilutive securities dilute earnings per share by less than 3 percent or are antidilutive. The weighted average number of shares and equivalents outstanding during 1995, 1994 and 1993 amounted to 3,568,759; 3,311,234 and 2,002,507, respectively.

          CASH EQUIVALENTS

          For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, unrestricted amounts due from banks, and federal funds sold.

          (2)  SECURITIES

          On November 15, 1995, the Financial Accounting Standards Board
          (FASB) published a special report A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. This guidance included a provision that allowed institutions a one-time opportunity to reclassify (at fair value) held-to-maturity securities without calling into question their intent to hold other debt securities to maturity in the future. Under this provision the Company transferred securities with an amortized cost of $34,539,000 (fair value $35,312,000) from held-to-maturity to available-for-sale.

          The aggregate amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 1995 and 1994 follows (in thousands):

                                             1995             1994
                                             ____             ____

                                   Amortized     Fair Amortized    Fair
                                        Cost    Value      Cost   Value
                                        ____    _____      ____   _____
           Securities available-for-sale:
             U.S. Treasury           $43,199  $44,123   $32,232 $31,852

             U.S. Government agency    5,690    5,698     3,000   2,889
             Mortgage-backed          23,212   23,706    14,441  14,151
             securities
             Other securities              -        -        50      50
                                           _        _        __      __


              Total                   72,101   73,527    49,723  48,942
                                      ======   ======    ======  ======

           Securities held-to-maturity:
             U.S. Treasury             7,145    7,234    23,895  23,050
             U.S. Government agency    6,359    6,343     6,996   6,346

             Mortgage-backed
             securities               15,509   15,591    20,047  18,822
             Obligations of state
             and municipal
             subdivisions              2,417    2,434     1,734   1,684
             Other securities            350      350       325     325
                                         ___      ___       ___     ___


              Total                  $31,780  $31,952   $52,997 $50,227
                                      ======    =====    ======  ======

          Securities with an amortized cost of $77,991,000 and $26,608,000 at December 31, 1995 and 1994, respectively were pledged as collateral for municipal deposits.

          Gross unrealized gains and losses on securities available-for-sale and securities held-to-maturity at December 31, 1995 and 1994 follows (in thousands):

                                             1995                1994

                                Unrealized  Unrealized   Unrealized   Unrealized
                                     Gains      Losses        Gains       Losses
                                     _____      ______        _____       ______


         Securities available-
         for-sale:
           U.S. Treasury           $933          $9          $74         $454
           U.S. Government           28          19            -          111
           agency

           Mortgage-backed
           securities an other      498           5            -          290
                                    ___           _            _          ___
         Total                   $1,459         $33          $74         $855
                                                 ==           ==          ===
         Securities held-to-maturity:
         U.S. Treasury              $89        $  -          $ -         $845

         U.S. Government agency      19          35            -          650
         obligations
         Mortgage-backed            144          62           32        1,257
         securities

         Obligations of state
         and Municipal
         subdivisions                24           7            9           59
                                     __           _            _           __
         Total                     $276        $104          $41       $2,811
                                    ===         ===           ==        =====

          The amortized cost of securities by contractual years to maturity as of December 31, 1995 are as follows
          (in thousands):

                                                            10 Years
                                 Under 1   1 to 5   5 to 10   and
                                   Year    Years     Years    Over      Total
                                   ____    _____     _____    ____      _____
         Securities available-
         for-sale:

           U.S. Treasury         $13,526  $29,673  $  -     $   -     $43,199
           U.S. Government
            agency               -          3,770  1,000       920      5,690
           Mortgage-backed
            securities           -            710    687     21,815    23,212
                                 _            ___    ___     ______    ______

              Total              $13,526  $34,153  $1,687   $22,735   $72,101
                                 =======  =======  ======   =======   =======
         Securities held-to-
         maturity
           U.S. Treasury         $  -     $7,145   $  -     $  -      $7,145

           U.S. Government
           agency                    7    3,000    2,999      353      6,359
           Mortgage backed
           securities                -    8,792    2,494    4,223     15,509
           Obligations of state
           and municipal
           subdivisions          1,357      613      113      334     2,417
           Other securities        -        300       50        -       350
                                 ____       ___       __        _       ___

               Total             $1,364   $19,850  $5,656   $4,910    $31,780
                                  =====    ======   =====    =====     ======

          The fair value of securities by contractual years to maturity as of December 31, 1995 are as follows (in thousands):

                                Under 1   1 to 5   5 to 10  10 Years
                                  Year     Years    Years   and Over    Total
                                  ____     _____    _____   ________    _____
         Securities available-
         for-sale
           U.S. Treasury         $13,648  $30,475   $     -  $      -  $44,123
         U.S. Government
         agency obligations            -    3,768     1,007       923    5,698
         Mortgage-backed
         securities                    -      714       688    22,304   23,706
                                       _      ___       ___    ______   ______


              Total              $13,648  $34,957    $1,695   $23,227  $73,527
                                  ======   ======     =====    ======   ======
         Securities held-to-
         maturity
           U.S. Treasury         $   -     $7,234     $   -         -   $7,234
           U.S. Government
           agency                      7    2,983     3,003       350    6,343
           Mortgage backed
           securities                  -    8,828     2,444     4,319   15,591
         Obligations of state
         and municipal
         subdivisions              1,355      622       114       343    2,434
         Other securities              -      300        50         -      350
                                     ___      ___        __         _      ___
               Total              $1,362  $19,967    $5,611    $5,012  $31,952
                                   =====   ======     =====     =====   ======

          The following table presents the total proceeds from sales of securities available-for-sale for 1995, 1994 and 1993 and the gross realized gains and losses (in thousands):

                                                 1995      1994      1993
                                                 ____      ____     _____

           Proceeds from sales                $11,027    $5,815    $7,822
           Gains                                   72         5       355
           Losses                                (39)       (5)         -
                                                 ____       ___         _
            Net                                   $33       $ -      $355
                                                   ==         =       ===


          (3)  LOANS

          The major classifications of loans at December 31, 1995 and 1994 follow (in thousands):

                                                    1995     1994
                                                    ____     ____

      Commercial                                $165,645 $134,529
      Residential                                 49,009   31,080
      mortgage

      Residential mortgage loans
      held for sale                                  880        -
      Home equity                                 18,773   20,586
      Other consumer                              19,711   16,443
          Total                                  254,018  202,638
                                                 _______  _______

      Net deferred loan costs (fees)                 (15)    (201)
      Allowance for loan losses                   (5,776)  (6,452)
      Loans, net                                $248,227 $195,985
                                                 =======  =======


     Interest and fees on loans follow (in thousands):

                                         Years Ended December 31,

                                          1995     1994       1993
                                          ____     ____       ____

      Commercial                       $15,200  $11,391     $9,556
      Residential                        3,009    2,275      2,131
      mortgage

      Home equity                        1,976    1,667      1,710
      Other consumer                     1,325    1,225      1,276
                                       $21,810  $16,558    $14,673
                                        ______   ______     ______



          The Company considers its primary service and marketing area to be the New York State city of Rochester and its surrounding towns. The Company also has three full service banking offices in the Elmira area and offices, in both Syracuse and Buffalo, which provide services primarily to professional and business customers. Substantially all of the Company's outstanding loans are with borrowers living or doing business within these areas. The Company's concentrations of credit risk are disclosed in the above loan classifications. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

          Loans serviced for others amounting to $107,642,000 and $115,673,000 at December 31, 1995 and 1994, respectively are not included in the consolidated financial statements. Custodial accounts held by First National for these loans amounted to $2,309,000 and $2,784,000 at December 31, 1995 and 1994,
          respectively.

          The Company has an available line of credit with the FHLB of New York, which at December 31, 1995 amounted to approximately $8,500,000. The amount available under the line varies according to a formula which considers the amount of FHLB stock held by the Company, the Company's FHLB borrowings outstanding, the Company's total assets, and the net worth of the FHLB of New York. At December 31, 1995, the Company pledged residential mortgages with a carrying value of $38,175,000 as collateral for this line of credit.


          (4)  ALLOWANCE FOR LOAN LOSSES

          For the twelve months ended December 31, 1995, the Company recognized $35,000 interest income on the impaired loans.

          A summary of the changes in the allowance for loan losses follows (in thousands):

                                              Years Ended December 31,
                                              ________________________
                                             1995      1994      1993
                                             ____      ____      ____
           Balance at beginning of year    $6,452    $6,823    $6,560
           Provision (recovery) charged         -       (43)       74
           to operating expense

           Reclassification of impairment       -       210         -
           reserves
           Allowance of subsidiary sold         -      (177)        -
                                                _      ____         _
                                            6,452     6,813     6,634
           Loans charged off

             Commercial                      (840)     (990)     (346)
             Residential mortgage             (46)     (124)      (40)
             Home equity                        -       (31)      (51)
             Other consumer                  (147)     (213)     (258)

                  Total loans charged off  (1,033)   (1,358)     (695)
           Recoveries of loans
           charged off
             Commercial                       267       867       610
             Residential mortgage               -         -        85
             Home equity                        6         7        13
             Other consumer                    84       123       176

                  Total recoveries of         357       997       884
                  loans charged off
           Balance at end
           of year                         $5,776    $6,452    $6,823
                                            =====     =====     =====

          The principal balance of loans not accruing interest totaled $1,665,000 and $3,290,000 at December 31, 1995 and 1994
          respectively. The effect of non-accrual loans on interest income for the years ended December 31, 1995, 1994, and 1993 was $67,000, $88,000 and $403,000 respectively. There was no other real estate owned at December 31, 1995. Other real estate owned amounted to $100,000 at December 31, 1994.

          At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $245,000. There is no impairment allowance associated with these loans. The average recorded investments in impaired loans during the twelve months ended December 31, 1995 was approximately $1,150,000.

          (5)  PREMISES AND EQUIPMENT

          A summary of premises and equipment follows (in thousands):

                                                           December 31,
                                                           ____________
                                                        1995      1994
                                                        ____      ____


           Land                                         $378      $378
           Building and improvements                   1,659     1,354
           Furniture, fixtures, equipment
           and vehicles                                7,242     6,010

           Leasehold
           improvements                                4,490     2,507
                                                       _____     _____
                                                      13,769    10,249
           Less accumulated depreciation
           and amortization                            6,514     5,331

           Premises and equipment, net                $7,255    $4,918
                                                       =====     =====

          Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was $1,208,000, $982,000 and
          $1,107,000, respectively.

          (6)  CERTIFICATES OF DEPOSIT

          Certificates of deposit of $100,000 or more amounted to $61,559,000 at December 31, 1995 and $22,356,000 at December 31,
          1994. Interest expense on certificates of deposit of $100,000 or more was $2,457,000 in 1995, $719,000 in 1994 and $256,000 in
          1993.

          (7)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          The Company had short term borrowings of $4,986,000 at December 31, 1995, including $4,538,000 of securities sold under agreement to repurchase, with a maturity date of January 29, 1996 and a
          rate of 5.85%.   The maximum amount outstanding at any one month-
          end and average amount for securities sold under agreements to repurchase were $9,075,000 and $5,817,000 respectively for 1995 and $9,075,000 and $1,169,000 respectively for 1994. Interest expense averaged 6.17% for 1995 and 4.79% for 1994. There were no securities sold under agreement to repurchase in 1993.
          Securities with a carrying value of $4,649,000 at December 31, 1995, securing the repurchase agreement, were held by a third party trustee.

          (8)  SUBORDINATED CAPITAL NOTES

          On March 2, 1994, the 10% subordinated capital notes were converted to common stock of the Company, increasing the Company's common shares outstanding by 1,566,325 and equity by $7,249,000.

          Interest expense on the subordinated capital notes amounted to $123,000 for 1994 and $725,000 for 1993.

          (9)  INCOME TAXES

          Total income taxes for the years ended December 31, 1995, 1994 and 1993 were allocated as follows (in thousands):

                                          1995     1994     1993
                                          ____     ____     ____


      Income from continuing
      operations                        $1,194    $(283)    $330

      Stockholders' equity, for
      unrealized gain (loss) on
      securities available-for-sale        576     (503)     503
                                        $1,770    $(786)    $833
                                         =====    =====      ===

          For the years ended December 31, 1995, 1994 and 1993, income tax expense (benefit) attributable to income from operations consists of (in thousands):

                                    1995      1994     1993
                                    ____      ____     ____

                  Current:

                    Federal         $892      $353     $517
                    State              1         1        1
                                       _         _        _
                                     893       354      518
                                     ___       ___      ___


                  Deferred:
                    Federal          301      (637)    (157)
                    State              -         -      (31)
                                       _         _      ___
                                     301      (637)    (188)
                                     ___      ____     ____


                                  $1,194     $(283)    $330
                                   =====     =====      ===

          The reconciliation of the statutory federal income tax rate with the actual effective tax rate follows:

                                               1995     1994     1993
                                               ____     ____     ____



                  Statutory rate                 34.0%    34.0%    34.0%
                  Increases (decreases)
                  attributable to:

                  Change in beginning of
                  the year valuation
                  allowance for deferred
                  tax assets allocated to
                  income tax expense            (10.0)   (59.0)     6.0
                  Tax exempt interest
                  income                         (1.0)    (1.0)    (5.9)
                  State taxes, net of
                  federal benefit                 1.0      1.0     (2.2)
                  Other items, net                5.0      8.0      5.1
                                                  ___      ___      ___

                                                 29.0%  (17.0)%    37.0%
                                                 =====  =======    =====

          The significant components of deferred tax expense (benefit) attributable to income from continuing operations at December 31, 1995 and 1994 are as follows:

                                               1995     1994     1993
                                               ____     ____     ____

                  Deferred tax expense
                  (benefit)                    $713     $354    $(239)
                  Increase (decrease) in
                  valuation allowance for
                  deferred tax assets          (412)    (991)      51


                  Net deferred tax expense
                  (benefit)                    $301    $(637)   $(188)
                                                ===    =====     ====



          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, and 1994 are presented below (in thousands):

                                                  1995       1994
                                                  ____       ____
      Deferred tax assets:
             Allowance for loan losses -
             financial statements               $2,333     $2,539

             Interest on non accrual loans         109        160

             Premises and equipment
             - principally due to
             depreciation                          141        149
             Capitalized ORE costs                   3        100
             Mortgage recording tax credit
             carry forwards                        257        352
             Net deferred loan origination
             costs                                   6         82

             Reserve for abandoned
             lease                                 151        182
             Accrued salaries and
             benefits                              119        104
             Net unrealized loss on
             securities
               available- for- sale                  -        318

               Other                               142        114
                                                   ___        ___
               Gross deferred assets             3,261      4,100
               Less valuation                   (1,905)    (2,635)
               allowance                        ______     ______
               Net deferred tax
               assets                            1,356      1,465
                                                 _____      _____

      Deferred tax liabilities:
             Allowance for loan
             losses - tax                         (750)      (613)
             Net unrealized gain on
             securities available-
             for-sale                             (576)         -
             Bond
             discount                              (82)       (27)
                                                  ____       ____


               Total gross deferred
               liabilities                      (1,408)      (640)
                                                ______       ____

               Net deferred tax
               asset (liability)                  $(52)      $825
                                                  ====        ===


          The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 were decreases of $730,000 and $673,000 respectively. The net change for the year ended December 31, 1993 was an increase of $51,000.

          Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $1,905,000 at December 31, 1995.

          (10) SHAREHOLDERS' EQUITY

          No dividends were declared or paid in 1995, 1994 or 1993 by the
          Company.   Payment of dividends by First National  to the Company
          is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency (OCC) is required for the declaration of dividends by a bank in any year in which the dividend declared will exceed the total of net income for that year plus any
          retained income for the preceding two years.   Dividends in the
          amount of $5,773,000 are available from First National at December 31, 1995 without the approval of the OCC.

          (11) STOCK OPTION PLAN

          The Company has a stock option plan under which a total of 225,000 shares of its common stock have been granted. Under terms of the plan, 225,000 shares of the Company's common stock were reserved for possible issuance to key employees of the Company or its subsidiaries. All shares available for grant were granted as of December 31, 1995. In 1995, 1,650 shares became available for regrant and options for 250 shares were exercised. The option price established at the time of grant may not be less than the fair market value of the stock on the date of grant. No compensation expense is recorded by the Company when options are granted or exercised. At exercise, proceeds are credited to the capital stock account. A summary of changes in stock options outstanding during the three most recent years follows:

                                Year ended December 31
                                ______________________

                  1995                1994                1993
                            Option              Option              Option
                  Number of Price Per Number of Price Per Number of Price Per
                  Options   Share     Options   Share     Options   Share
                  _________ _________ _________ _________ _________ _________

   Beginning      225,000  $5.63-7.75   172,000 $5.63-7.75  105,000 $5.63-7.75
   Exercised        (250)        5.69         -                   -
   Canceled       (1,650)   5.69-6.25         -                   -
   Granted              -           -    53,000       5.69   67,000  6.25-6.50
                  _______   _________  ________  _________  _______  _________
   Ending balance 223,100  $5.63-7.75   225,000 $5.63-7.75  172,000 $5.63-7.75
                  =======  ==========   ======= ==========  ======= ==========

          Options outstanding at December 31, 1995 are exercisable over time as follows:

                                        Cumulative
                    Date of             Number
                    Exercisability      Exercisable
                    ______________      ___________

                    At December 31,
                         1995           167,500
                         1996           208,100
                         1997           223,100

          (12) LEASES

          The Company leases certain buildings and office space under operating lease arrangements. Rent expense under these arrangements amounted to $776,000 in 1995, $1,051,000 in 1994 and $492,000 in 1993. Included in rent expense for 1994 is an accrual for abandoned lease property amounting to $448,000. Real estate taxes, insurance, maintenance, and other operating expenses associated with the buildings and office space are generally paid by the Company. A summary of non-cancelable long-term operating lease commitments as of December 31, 1995 follows (in thousands):

                              Year Ending December 31,
                              ________________________

                         Year                Amount
                         ____                ______

                         1996                 $969
                         1997                  989
                         1998                  989
                         1999                1,031
                         2000                1,042
                         After 2000          7,657
                                             _____
                         Total               $12,677
                                             =======

          (13)  COMMITMENTS AND CONTINGENCIES

          In the normal course of business there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of actual future cash flows. Loan commitments have off-balance sheet credit risk, because only origination fees are recognized in the balance sheet, until the commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and collateral or other security is of no value. The Company's policy generally requires customers to provide collateral, usually in the form of customers' operating assets or property, prior to the disbursement of approved loans. The contract amounts of these commitments at December 31, 1995 and 1994 are set forth in the table below (in thousands):

                                 1995                   1994
                                 ____                   ____

                             Fixed    Variable     Fixed    Variable
                              Rate        Rate      Rate        Rate
                              ____        ____      ____        ____
    Commercial letters
    of credit                    -       2,503         -       3,946
    Commercial lines
    of credit                  789      38,168       545      24,070

    Other loan
    commitments              8,226      27,484     5,776      17,337

          For most of the commercial lines of credit, First National evaluates each customer's creditworthiness and determines collateral requirements on a case-by-case basis prior to approving a distribution of funds. Since many of the line of credit commitments are never drawn upon, the total commitment amounts do not necessarily represent future cash flows. Other loan commitments include lines of credit for home equity loans, overdraft protection, and credit cards as well as commitments to extend new loans.

          First National is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of such reserve balances for the year ended December 31, 1995 and 1994 was approximately $81,000 and $149,000. Interest bearing deposits with other banks are substantially restricted by balance agreements.

          Because the Bank's business involves the deposit, collection, and transfer of checks and similar negotiable instruments and the collection of loans and enforcement of security interests, mortgages, and other liens, the Bank is plaintiff or defendant in various legal proceedings which may be considered as arising in the ordinary course of business. In the opinion of management, after consultation with counsel handling all such litigation, there are no legal proceedings now pending by or against the Bank or the Company, the outcome of which are expected to have a material effect on their businesses, business properties, or financial condition.

          (14) EMPLOYEE BENEFIT PLANS

          The following table sets forth (in thousands) the defined benefit plan's actuarially determined funded status and amounts recognized in the Company's consolidated financial statements:

                                                          December 31
                                                          ___________
                                                       1995       1994
                                                       ____       ____
           Actuarial present value of accumulated
           benefit obligation including vested
           benefits of $262 and $117                   $376       $171
                                                       ====       ====
           Actuarial present value of projected
           benefit obligation for service rendered
           to date                                      726        296

           Less plan assets at fair value -
           primarily listed common stock, U.S.
           Government and agency securities, and
           collective funds                             475        245
                                                        ___        ---
           Projected benefit obligation in excess
           of plan assets                               251         51
           Unrecognized net gain (loss) from past
           experience different from that assumed
           and effects of changes in assumptions       (120)        69
           Unrecognized prior service cost                5          5
                                                          _          _

           Accrued pension cost included in other
           liabilities                                 $136       $125
                                                        ===        ===

          Net pension cost included the following components (in thousands):

                                                     Years Ended
                                                     December 31

                                             1995      1994       1993
                                             ____      ____       ____
           Service cost-benefits earned      $250      $311        $76
           during the period
           Interest cost on projected          24         8          -
           benefit obligation
           Actual return on plan assets        (9)       19          -
           Net amortization and deferral      (20)      (24)         -
                                             ____      ____          _

              Net periodic pension cost      $245      $314        $76
                                              ===       ===         ==


          Assumptions used in determining pension data for 1995, 1994, and 1993 are as follows:

                                                    1995     1994     1993
                                                    ____     ____     ____
                  Discount rate for benefit
                  obligations                      7.50%    8.00%    7.25%
                  Rate of increase in
                  compensation levels              5.00%    4.00%    5.00%
                  Expected long-term rate of
                  return on assets                 8.50%    8.50%    8.50%



          First National sponsors a 401(k) plan covering substantially all employees. First National matched eligible employee contributions to the 401(k) plan up to a maximum 1.5 percent of eligible compensation. Expense for the 401(k) amounted to $54,000 in 1995, $52,000 in 1994, and $29,000 in 1993.

          (15) LOANS TO DIRECTORS, OFFICERS AND SHAREHOLDERS OWNING MORE THAN 5% OF VOTING STOCK

          A summary of the changes in outstanding loans to members of the Board of Directors, officers of the Company and shareholders owning more than 5% of voting stock, or their interests, follows (in thousands):

                                                       Years ended
                                                       December 31,
                                                        1995      1994
                                                        ____      ____


           Balance of loans outstanding
           at beginning of year                       $3,354    $2,576
           New loans and increases in
           existing loans                              2,401     2,934
           Loan principal repayments
                                                        (164)   (2,156)
                                                       _____    ______

           Balance at end of year                     $5,591    $3,354
                                                       =====     =====

          Loans to directors, officers and shareholders owning more than 5% of voting stock are believed to have been made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

          (16) CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

          The following presents the financial condition of the Parent Company (FNB Rochester Corp.) as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993:

          CONDENSED STATEMENTS OF FINANCIAL CONDITION (in thousands)

           Assets                                        1995      1994
                                                         ____      ____

           Cash and cash equivalents                     $494      $550
           Investment (at equity) in                   25,388    20,841
           subsidiaries
           Other assets                                     3         4
                                                            _         _
                Total assets                          $25,885   $21,395
                                                       ======    ======

             Liabilities and shareholders' equity
           Accrued interest payable and                   $39       $35
           other liabilities
                Total liabilities                          39        35
           Shareholders' equity                        25,846    21,360
                                                       ______    ______

                Total liabilities and shareholders'   $25,885   $21,395
                equity                                 ======    ======


     STATEMENT OF OPERATIONS (in thousands)

                                                Years ended December 31
                                           1995          1994          1993
      Income:
        Dividends from subsidiaries         $     -      $      -     $     538

        Gain on sale of subsidiary                -           191             -
        Interest and other                       20            16            22
           Total income                          20           207           560
      Expense:

        Interest on long-term debt                -           123           725
        Other                                   122           181           294
           Total expense                        122           304         1,019
      Loss before taxes and equity in
      undistributed income of
      subsidiaries                            (102)          (97)         (459)

      Income tax benefit                       (40)          (95)         (326)
      Loss before undistributed
      income of subsidiaries                   (62)           (2)         (133)
      Equity in undistributed income
      of subsidiaries                         2,916         1,939           698
           Net income                        $2,854        $1,937          $565
                                              =====         =====           ===


     STATEMENT OF CASH FLOWS (in thousands)


                                                Years ended December 31
                                           1995          1994          1993
      Cash flows from operating
      activities:
        Net income                          $ 2,854       $ 1,937     $     565

        Adjustment to reconcile net
        income to cash (used)
        provided by operating
        activities:
        Equity in undistributed
        income of subsidiaries              (2,916)       (1,939)         (698)
        Depreciation and amortization             -            27           102
        Gain on sale of subsidiary                -         (191)             -

        (Increase) decrease in other
        assets                                    1           (4)           266

        Increase (decrease) in
        accrued interest payable
        and other liabilities                     4         (207)          (63)

        Net cash (used) provided
        by operating activities                (57)         (377)           172
      Cash flows from investing
      activities;
        Capital contributed to
        subsidiary                                -       (1,400)             -

        Proceeds from sale of
        subsidiary                                -         1,772             -
        Net cash provided by
        investing activities                      -           372             -
      Cash flows from financing
      activities:
        Exercise of option to
        purchase common stock                     1             -             -

        Net cash provided by
        financing activities                      1             -             -
        Increase (decrease) in cash
        and cash equivalents                   (56)           (5)           172
      Cash and cash equivalents at
      beginning of year                         550           555           383
      Cash and cash equivalents at             $494          $550          $555
      end of year                               ===          ====           ===


          The Parent Company paid cash during 1995, 1994, and 1993 for income taxes and interest as follows:

                                                1995     1994       1993
                                                ____     ____       ____

           Interest                                -   304,096   725,000
           Income taxes                       910,000  555,000   384,570

          (17) FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 (FDICIA)

          First National is subject to capital adequacy requirements of the Federal Deposit Insurance Corporation. The FDICIA established capital levels for which insured institutions will be categorized as (in declining order) well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. Under the FDICIA, a well capitalized institution must generally have a risk-based capital ratio of at least 10 percent, a Tier 1 risk-based ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. As of December 31, 1995 First National is a well capitalized institution under the definitions.

          (18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that both:

          (a) Imposes on one entity a contractual obligation (1) to deliver cash or another financial instrument to a second entity or (2) to exchange other financial instruments on potentially unfavorable terms with the second entity; and

          (b) conveys to that second entity a contractual right (1) to receive cash or another financial instrument from the first entity or (2) to exchange other financial instruments on potentially favorable terms with the first entity.

          Fair value is the amount at which an asset could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

          Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

          INTEREST BEARING DEPOSITS WITH BANKS AND FEDERAL FUNDS SOLD

          For these short-term instruments that generally mature in less than 90 days or reprice on a daily basis, the carrying value approximates fair value.

          SECURITIES

          Fair values for securities are based on quoted market prices or dealer quotes, where available. Variable rate securities that reprice frequently and have no significant credit risk have fair values based on carrying values.

          LOANS

          The fair values of loans are generally estimated using discounted cash flow analyses applying interest rates currently being offered for loans with similar terms and credit quality and employing prepayment assumptions based on available industry information sources.

          Delinquent and non-accrual loans are valued using the discounted cash flow methods described above. Credit risk is a component of the discount rate used to value the loans. Delinquent and non-accrual loans are presumed to possess additional risk.
          Therefore, the discount rates used to value these non-performing loans reflect this additional risk.

          DEPOSITS

          The fair values disclosed for demand deposits, savings accounts, and money market accounts are equal to their carrying values since these are liabilities that are payable on demand. The fair value of fixed rate certificates of deposit is calculated using a discounted cash flow analysis applying rates currently being offered on certificates to a schedule of weighted average expected monthly maturities on time deposits.

          SHORT-TERM BORROWINGS

          Variable rate instruments reprice daily and therefore the carrying value approximates fair value. Fixed rate obligations are valued using a discounted cash flow approach employing a discount rate currently offered for similar instruments.

          OFF-BALANCE SHEET

          The fair value of commitments to extend credit approximates the fees charged to make these commitments since rates and fees of the contracts approximate those currently charged to originate similar commitments. These commitments are included under loans and loan commitments.

                                        1995                     1994
                                                  (in thousands)
                                             Estimated                Estimated
                                 Carrying         Fair    Carrying         Fair
                                   Amount     Value(1)      Amount     Value(1)
      Financial Assets:             _____     ________       _____     ________
      Cash                        $18,662      $18,662     $17,281      $17,281
      Interest bearing
      deposits with banks           1,061        1,061       1,077        1,077
      Federal funds sold            5,200        5,200       2,000        2,000

      Securities, including
      FHLB and FRB                106,606      106,778     102,281       99,512
      Loans and loan commitments:
        Commercial loans and
        mortgages                 165,645      169,215     134,529      131,109
        Residential
        mortgages held for
        resale                        880          880           -            -
        Residential
        mortgages held for
        investment                 49,009       48,199      31,080       27,724

        Home equity lines of
        credit                     18,773       18,872      20,586       20,553
        Other consumer             18,571       18,104      15,203       14,699
        Credit card loans           1,140        1,114       1,240        1,230
                                    _____        _____       _____        _____

            Total loans           254,018      256,384     202,638      194,365
            Less: allowance
            for loan losses       (5,776)          N/A     (6,452)          N/A
      Deferred loan (fees)
      costs                          (15)         (15)       (201)        (201)
                                     ____         ____       _____        _____
      Net loans                   248,227      256,369     195,985      194,164
      Financial Liabilities:

      Deposits:
        Demand, savings, NOW
        & money market
        accounts                  190,387      190,387     184,351      184,351
           Time certificates of
             Deposit              167,488      168,251     111,030      110,418
                                  _______      _______     _______      _______
            Total deposits        357,875      358,638     295,381      294,769

           Short-term               4,986        4,986       9,875        9,875
           borrowings


               (1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          (19) DISPOSITIONS

          Under the terms of the purchase agreement with Bath National Bank and its parent holding company, Bath National Corporation, the Company, on April 1, 1994, sold all of the outstanding shares of Atlanta (for its book value, plus a premium of $550,000). The Company realized $1,772,000 cash from the sale and a gain of $191,000. On December 31, 1993, Atlanta had $8,911,000 in loans,
          $13,833,000 of deposits and $15,017,000 in total assets. Net income for the year ended December 31, 1993 amounted to $222,000.

          On December 1, 1994 First National sold its Shop City Office with deposits of $16,433,000. First National recognized a gain of $189,000 as a result.

          The impact to the Company in 1996 upon adoption of the statement is not expected to be material.

                                 CORPORATE DIRECTORY

           Directors of FNB Rochester      Senior Officers of First
           Corp. and First National Bank   National Bank of Rochester
           of Rochester

           R. Carlos Carballada            R. Carlos Carballada
           President and Chief Executive   President and Chief Executive
           Officer                         Officer


           Michael J. Falcone, Chairman    Donald R. Aldred
           Real Estate Developer, Pioneer  Sr. Vice President, Business &
           Group                           Professional Banking

           Joseph M. Lobozzo II            Robert B. Bantle
           President & Chief Executive     Sr. Vice President, Community
           Officer                         Banking
           JML Optical Industries, Inc.


           Francis T. Lombardi             Stacy C. Campbell
           Vice President, Syracuse Tank   Sr. Vice President and Chief
           & Mfg. Co.                      Financial Officer

           Carl R. Reynolds                Barbara W. Fuge
           Attorney                        Vice President, Risk
                                           Management


           H. Bruce Russell                Robert E. Gilbert
           Vice President, Financial &     Sr. Vice President, Operations
           Administrative Division
           Eastman Kodak Company

           James D. Ryan                   Timothy P. Johnson

           President and Owner RYCO        Vice President and Counsel
           Management, Inc.
           Property Management and
           Development

           Linda Cornell Weinstein         Richard J. Long
           Executive Director,             Vice President, Human
           Cornell/Weinstein               Resources
           Family Foundation

                                           Theresa B. Mazzullo

                                           Sr. Vice President, Trust &
                                           Investment

           Officers of FNB Rochester Corp.

           R. Carlos Carballada
           President and Chief Executive
           Officer

           Stacy C. Campbell
           Sr. Vice President and Chief
           Financial Officer


           Mariann Joyal
           Corporate Secretary

           Vice Presidents of First National Bank of Rochester


           Bruce G. Austin                 William C. Lyons
           Vice President, Treasury &      Vice President, Business &
           Planning                        Professional Lending - Buffalo

           Jeffrey W. Barker               Carl J. Martel
           Vice President,                 Vice President, Henrietta
           Business & Professional         Office Manager
           Banking Services


           Dorian C. Chapman               Richard F. Medyn
           Vice President, Business &      Vice President, Special Assets
           Professional
           Real Estate Lending

           Roger L. Cormier                Robert S. Moore
           Vice President, Community       Vice President, Business &
           Banking                         Professional Lending


           Anthony M. Costanza             Thomas M. Pauly
           Vice President, Business &      Vice President, Loan Review
           Professional Lending

           Gary L. Gayton                  David T. Reaske
           Vice President, Chili Office    Vice President, Business &
           Manager                         Professional Lending -
                                           Syracuse


           John C. Glerum                  Richard A. Szabat
           Vice President, Controller-     Vice President, Business &
           Finance                         Professional Lending

           Dennis A. Heuser                Robert Varrenti

           Vice President,                 Vice President, Information
           Business & Professional         Services
           Banking

           James F. Lynd                   Judith L. Willis
           Vice President, Penfield        Vice President, Perinton
           Office Manager                  Office Manager

           Robert J. Lynough II

           Vice President, Southport
           Office Manager

                                 FNB ROCHESTER CORP.


                            Subsidiaries of the Registrant

          The Registrant has one wholly owned subsidiary:

              First National Bank of Rochester


          First National Bank of Rochester was formed in 1965 under the National Bank Act.

                                      EXHIBIT 23

                           Consent of KPMG Peat Marwick LLP


          PEAT MARWICK LLP
          600 Clinton Square
          Rochester, NY  14604


                            Independent Auditors' Consent



          The Board of Directors
          FNB Rochester Corp.:

          We consent to incorporation by reference in the registration statement No. 33-65194 on Form S-8 of FNB Rochester Corp. of our report dated February 2, 1996, relating to the consolidated statements of financial condition of FNB Rochester Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report has been incorporated by reference in the December 31, 1995 annual report on Form 10-K of FNB Rochester Corp.


                                   s/KPMG Peat Marwick LLP
                                   __________________________

          Rochester, New York
          March 25, 1996