Form 10-Q
period 1996-03-31
FNB ROCHESTER CORP
filed 1996-05-10
CIK 745087

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended March 31, 1996

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


          Registrant's telephone number, including area code (716) 546-3300


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  __X__     No ______.

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at April 30, 1996
          Common stock, $1.00 par value               3,570,563

                                        INDEX

                                                                   Page No.

          Part I    Financial Information

                    Condensed consolidated statements of financial condition - March 31, 1996 and December
                    31, 1995                                            3-4

                    Condensed consolidated statements of
                    operations for the three months ended
                    March 31, 1996 and 1995                               5


                    Condensed consolidated statements of cash
                    flows for the three months ended March
                    31, 1996 and 1995                                   6-7

                    Notes to condensed consolidated financial
                    statements                                         8-10

                    Management's discussion and analysis of
                    financial condition and results of operations     11-14


          Part II   Other information                                 15-16

                    Index of Exhibits                                    18

                            PART I - FINANCIAL INFORMATION

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

               Condensed Consolidated Statements of Financial Condition
                                     (unaudited)
                        (In thousands, except per share data)


                                                          March    December
                                                           31,       31,
                                                           1996      1995
                       Assets

           Cash and due from banks                       $15,918   $18,662


           Interest-bearing deposits with other banks      1,037     1,061

           Federal funds sold                                  -     5,200

           Securities available-for-sale, at fair
           value                                          70,578    73,527


           Securities held-to-maturity (fair value of
           $29,590 in 1996 and $31,952 in 1995)           29,886    31,780

           Loans:
               Commercial                                174,403   165,645
               Mortgage                                   54,153    49,889
               Home Equity                                19,589    18,773
               Consumer                                   20,448    19,711
                                                          ______    ______
                   Total loans                           268,593   254,018
               Net deferred loan fees                         62       (15)
               Allowance for loan losses                  (5,803)   (5,776)
                                                         _______   _______
                   Net loans                             262,852   248,227

           Premises and equipment, net                     8,279     7,255

           Accrued interest receivable                     3,368     3,579

           FHLB and FRB stock                              1,516     1,299

           Other assets                                      573       730
                                                             ___       ___

                   Total assets                         $394,007  $391,320
                                                         =======   =======

           Liabilities and shareholders' equity

           Deposits:
               Demand:
                   Non-interest bearing                 $42,346   $46,061
                   Interest bearing - NOW                61,879    67,639
               Savings and money market                  81,434    76,687
               Certificates of deposit:
                   Under $100,000                       109,721   105,929
                   $100,000 and over                     69,046    61,559
                                                         ______    ______

                       Total deposits                   364,426   357,875
           Securities sold under agreement to
           repurchase and short-term borrowing              800     4,986
           Accrued interest payable and other
           liabilities                                    2,390     2,613
           Long-term debt                                   210         -
                                                            ___         _
                       Total liabilities                367,826   365,474
                                                        _______   _______
           Shareholders' equity:

             Common stock, $1 par value; authorized
             5,000,000 shares; issued and outstanding 3,569 3,569 3,568,963 in 1996 and 1995
             Additional paid in capital                  13,024    13,024
             Undivided profits                            9,172     8,403
             Unrealized net holding gain on securities
             available-for-sale                             416       850
                                                            ___       ___
                       Total shareholders' equity        26,181    25,846
                                                         ______    ______

                       Total liabilities and           $394,007  $391,320
                       shareholders' equity             =======   =======


           See accompanying notes to condensed consolidated financial statements

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations (unaudited)
                        (In thousands, except for share data)

                                        Three months ended
                                             March 31,
           Interest income:               1996       1995
            Interest and fees on
            loans:
               Commercial                 $ 4,014   $ 3,414
               Mortgage                       946       613
               Home equity                    457       504
               Consumer                       424       343
                                              ___       ___
                Total interest and          5,841     4,874
                fees on loans
             Federal funds sold and            64       172
             time deposits
             Securities                     1,682     1,638
                                            _____     _____
               Total interest income        7,587     6,684
                                            _____     _____
           Interest expense:

             Savings, NOW and money
             market accounts                  740       835
             Certificates of deposit        2,343     1,745
             Short-term borrowing and
             other                             53        90
                                               __        __

               Total interest expense       3,136     2,670
                                            _____     _____
               Net interest income          4,451     4,014
           Provision for loan losses            -         -
                                                _         _
               Net interest income
               after provision for
               loan losses                  4,451     4,014
                                            _____     _____
           Non-interest income:
             Service charges on
             deposit accounts                 344       287
             Credit card fees                 152       146
             Loan servicing fees               70        76
             Other operating income           158        98
                                              ___        __
               Total non-interest
               income                         724       607
                                              ___       ___
           Non-interest expense:
             Salaries and employee
             benefits                       2,279     2,010
             Occupancy                        822       664
             Marketing and public
             relations                        150       154
             Office supplies,
             printing and postage             150       129
             Processing fees                  264       227
             F.D.I.C. assessments               1       165
             Legal                             63        81
             Other                            379       391
                                              ___       ___
               Total non-interest
               expenses                     4,108     3,821
                                            _____     _____
                 Income before income
                 taxes                      1,067       800
                 Income tax expense           299       299
                                              ___       ___
                 Net income                  $768      $501
                                              ===       ===

                 Weighted average
                 shares outstanding
                 -primary               3,639,803 3,568,713
                                        ========= =========

                 Net income per
                 common share -
                 primary                   $  .21   $   .14
                                              ===       ===

          See accompanying notes to condensed consolidated financial statements.

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (unaudited)
                                    (In thousands)

                                                        Three months ended
                                                             March 31,


                                                          1996      1995

           Cash flows from operating activities:
             Net income                                 $   768   $   501

           Adjustments to reconcile net income to net cash provided by operating activities:

               Depreciation and amortization                321       290
               Amortization of goodwill                      79        59
               Increase in mortgage loans
               held-for-sale                               (587)     (154)
               (Increase) decrease in accrued interest
               receivable                                   211       (91)
               Decrease in other assets                      78       132
               Increase in accrued interest payable
               and other liabilities                         76       513
                                                             __       ___
                   Net cash provided by operating
                   activities                               946     1,250
                                                            ___     _____
           Cash flows from investing activities:

               Decrease in interest bearing deposits          -        77
               Securities available-for-sale:
                   Purchase of securities                (4,662)   (5,797)
                   Proceeds from maturities               6,879       474
               Securities held-to-maturity:
                   Purchase of securities                  (157)   (3,228)
                   Proceeds from maturities               2,051       718

               Loan origination and principal
               collection, net                          (14,038)  (10,513)

               Capital expenditures, net                 (1,345)     (351)
               Increase in other assets - investing        (217)     (957)
                                                            ___       ___

                   Net cash used by investing
                   activities                           (11,489)  (19,577)
                                                         ______    ______

           Cash flows from financing activities:

               Net decrease in demand, savings, NOW
               and money market accounts                 (4,728)   (6,559)
               Certificates of deposit accepted and
               repaid, net                               11,279    37,533
               Increase (decrease) in short-term
               borrowings and securities
               sold under agreement to repurchase        (4,186)   (9,426)
               Increase in long-term debt                   210         -
                                                            ___         _
               Net cash provided by financing
               activities                                 2,575    21,548
                                                          _____    ______

               Increase (decrease) in cash and cash
               equivalents                               (7,968)    3,221
               Cash and cash equivalents at
               beginning of year                         23,923    19,281
                                                         ______    ______
               Cash and cash equivalents at
               end of period                            $15,955   $22,502
                                                         ======    ======

           Supplemental disclosure of non-cash
           investing and financing activities
           Transfer of loan from in-substance
            foreclosure to commercial loans                   -     1,160

           The Company paid cash during the three months ended March 31, 1996 and 1995 as follows:

               Cash paid for interest                   $ 3,025   $ 2,732
               Cash paid for taxes                            -         -

              See accompanying notes to condensed consolidated financial statements.

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements (unaudited)


           (1) Summary of Significant Accounting Policies

               Basis of Presentation

               FNB Rochester Corp. (the Company) operates as a bank holding company. Its only subsidiary is First National Bank of Rochester (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.

               The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1995 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended March 31, 1996. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

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

               Changes in the allowance for possible loan losses for the three months ended March 31, 1996 and 1995 are as follows:

                                              1996    1995

                Balance at beginning of
                period                     $5,776  $6,452

                Provisions (recovery) for
                possible loan losses            -       -
                Loans charged off             (44)    (46)

                Recoveries on loans
                previously charged-off         71      68
                                               __      __

              Balance at end of period     $5,803  $6,474
                                            =====   =====

               At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $243,000. The average recorded investments in impaired loans during the three months ended March 31, 1996 was approximately $243,000.

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

               For the three months ended March 31, 1996, the Company recognized no interest income on the impaired loans.

          (3)  Income per Common Share

               Per share data is based upon the weighted average number of common shares outstanding during the year. Common share equivalents (stock options) were used in the income per share calculation for 1996 as they dilute earnings per share by more than 3 percent. Common share equivalents were not used in the 1995 calculation as the dilution was less than 3 percent. Fully diluted per share data is not applicable.


          (4)  Stock Option Plan

               The Company has an incentive stock option plan under which options to acquire 225,000 shares of its common stock were available to grant to key employees. At March 31, 1996, options to purchase 223,100 shares were held by grantees under the plan. The range of exercise prices of the options is $5.63 to $7.75 per share with an average exercise price of $6.59 per share. At March 31, 1996, options to acquire 167,150 shares were exercisable. The remaining options become exercisable at various times through June 1997. As of March 31, 1996 options to acquire 250 shares have been exercised.

          (5)  Dividends

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

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1995 contained in Company's Form 10-K for the period then ended and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's Financial position or operating results.

          Overview

          Both loans and deposits have continued to grow in the first quarter of 1996. Average loan balances have increased $7.4 million from the three-month period ended December 31, 1995 and average deposits have increased $8 million. The deposit increase has primarily been in certificates of deposit with most of the increase in certificates of $100,000 or more. Increases in the number of public fund banking relationships in the Company's banking offices continues to contribute to this increase. Management has made the decision, on a temporary basis, to fund a portion of its loan originations with public fund certificates of deposit as a lower interest cost alternative to securities sold under agreement to repurchase or other long or short term borrowing. After several years of declines, non-performing assets increased modestly in the first quarter by $331,000 to a level of $2 million and increased as a percent of total loans and real estate acquired by foreclosure to .76% from .67% at year end 1995.

          Net income for the three months ended March 31, 1996 increased $267,000, or 53.3%, to $768,000 from $501,000 for the same period in 1995. Income per share increased to $.21, up $.07 in comparison to $.14 for the three months ended March 31, 1995.
          The increase in income was primarily due to an increase in net interest income of $437,000. Non-interest income increased $117,000, or 19.3%, and non-interest expense increased $287,000, or 7.5%. 1996 non-interest expense showed increases in salaries and employee benefits and occupancy and was partially offset by a decrease in Federal Deposit Insurance assessment.

          Net Interest Income

          Net interest income for the three-month period increased $437,000, or 10.9%, as compared to the period ended March 31, 1995. As in 1995 the focus in 1996 continues to be increased lending activity funded primarily with deposit growth. The increase in net interest income is primarily the result of increased commercial loan and residential mortgage loan volumes with offsetting interest expense from increased certificate of deposit volumes. Net interest margin, which was 5.02% for the three-month period ended March 31, 1995, has remained relatively stable at 4.83%, 4.90%, 4.97% and 4.86% for the quarters ended June, September, and December 1995 and March 1996 respectively. Interest margins may decline in the future months as much of the deposit growth is expected to be in higher-yielding certificates of deposit.

          Increased loan volume continues to have a positive effect on interest income. Interest and fees on loans increased $967,000, or 19.8% for the three-month period ended March 31, 1996 as compared to the same period in 1995. The increases were caused by higher loan volumes.

          Average commercial loans increased $34 million, or 25.2%, from the period ended March 31, 1995 to the period ended March 31, 1996. The increased volume contributed $809,000 to income, which was partially offset by rate declines that reduced income by $209,000. Average mortgage loans increased $18.3 million, or 57.4%. The increase in the mortgage portfolio was primarily made up of 15 year fixed rate mortgages. If mortgage rates continue at current levels, or decline, more of the new mortgages originated for portfolio are likely to be fixed than variable. The rates for mortgages being placed in the portfolio in 1996 show little change from 1995 and the $333,000 increase in interest income was primarily caused by the increase in volume. Average home equity loans declined $1.3 million and reduced income $47,000. Average consumer loans increased $2.5 million, or 14.5%, and the result for the period was an increase in interest income of $54,000 from volume and $27,000 from higher rates.

          Interest expense increased $466,000, or 17.5%, for the three-month period ended March 31, 1996 as compared to the period ended March 31, 1995. The savings, NOW, and money market categories of deposits have shown a decrease in interest expense of $13,000 from declining deposit volumes and a decrease of $82,000 from decreased rates. Together, average savings, NOW and money market accounts declined $2.5 million, or 1.8% from the March 1995 quarter. The Bank's deposit growth in certificates of deposit resulted in $565,000 additional interest expense due to increased balances and $33,000 because of increased rates. Average total certificates of deposit have increased $41.7 million from March 31, 1995 to March 31, 1996. During the remainder of the year, much of the Bank's deposit growth is expected to be in certificates of deposit.

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

          The Bank had net recoveries of $27,000 for the three-month period ended March 31, 1996 as compared to net recoveries of $22,000 for the same period in 1995. Net recoveries (annualized) as a percent of average loans were .04% for both the three months ended March 31, 1996 and 1995. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable period were 2.16% and 3.04% respectively. Non performing assets declined in the three months ended March 31, 1996 to $2 million from $3.4 million at March 31, 1995. Management undertakes a quarterly analysis to assess the adequacy of the allowance taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at March 31, 1996 to absorb anticipated losses. It is anticipated that further additions to the allowance will not be necessary in 1996 unless there are significant changes in the local economy or higher than anticipated loan growth.

          Non-Interest Income and Non-Interest Expense

          Non-interest income of $724,000 for the first three months of 1996 represents an increase of $117,000, or 19.3%, from $607,000 for the comparable period in 1995. The increase was primarily caused by increases in service charges on deposit accounts and gains on the sale of residential mortgages.

          Non-interest expense was $4,108,000 for the first three months of 1996 as compared to $3,821,000 for the comparable period in 1995, an increase of $287,000, or 7.5%. The largest components of non-interest expense for the three-month period ended March 31, 1996 were salaries and employee benefits of $2,279,000 which increased $269,000, or 13.4%, from $2,010,000 for the same period in 1995 and occupancy which increased $158,000, or 23.8%. Both increases were caused primarily by expenses associated with new banking offices. The Bank opened three new banking offices in 1995 and a fourth in 1996 as well as moving an existing office to a new facility in January of 1996. Occupancy also increased because of technological improvements. Offsetting the increases was a reduction in Federal Deposit Insurance assessment of $164,000. With continued growth and technological improvements, the Bank's operating expenses are expected to continue to increase.

          Provision for Income Taxes

          The provision for income tax remained constant at $299,000 for the periods ended March 31, 1996 and 1995. The Company's effective tax rates for the periods were 28% and 37.4% for 1996 and 1995 respectively. The decreased effective rate for 1996 was caused by the Company's ability to recognize deductible temporary differences for which a valuation allowance had previously been established.

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

          The realization of deductible temporary differences depends on the Company having sufficient taxable income within the carry back period permitted by the tax law to allow for utilization of deductible amounts. A valuation allowance has been established for the portion of the Company's net deductible temporary differences which are not expected to be realized.

          Capital Adequacy

          Total shareholders' equity was $26,181,000 at March 31, 1996, which represents an increase of $335,000, or 1.3% from $25,846,000 at December 31, 1995. Capital increased by $768,000 from earnings and declined $433,000 from a decrease in the market value of the available-for-sale securities portfolio.

          At March 31, 1996, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 9.86% and 11.12% respectively, at March 31, 1996. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets. Banking organizations that are not top-rated according to regulators' "Camel" ratings, however must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at March 31, 1996 was 6.55%.

          Liquidity

          Liquidity measures the ability to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. All internal liquidity measures are over minimum levels established by the Bank. The fundamental source of liquidity will continue to be deposits. Available sources of asset liquidity include short-term investments, loan repayments, and securities held in the available-for-sale portfolio. Additionally, the Bank has the ability to pledge securities to secure short-term borrowing. The Bank is a member of the Federal Home Loan Bank which provides an additional source of funding.

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


                      (27) Financial Data       Page 19
                      Schedule


               (b)  Reports on Form 8-K:

                None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FNB ROCHESTER CORP.



          Date    May 10, 1996               s\s Stacy C. Campbell
                                             Stacy C. Campbell
                                             Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Duly Authorized Officer)

                                  INDEX OF EXHIBITS


                  Exhibit                       Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where exhibit may be
                                                found:

                  (3.1)  Certificate of         Exhibits 4.2-4.5 to
                  Incorporation as amended,     Registration Statement
                  of the Registrant.            No. 33-7244, filed July
                                                22, 1986


                  (3.2)  Amendment to           Exhibit 3 to Form 10-Q
                  Certificate of Incorporation  for period ended June 30,
                  of Registrant dated           1992
                  August 6, 1992

                  (3.3)  By-laws of the         Exhibit 3.3 to Annual
                  Registrant, as amended.       Report on Form 10-K for
                                                the year ended December
                                                31, 1992


                  (27) Financial Data Schedule