Form 10-Q
period 1996-06-30
FNB ROCHESTER CORP
filed 1996-08-13
CIK 745087

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 30, 1996

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

                Class                        Outstanding at July 31, 1996
          Common stock, $1.00 par value               3,570,563

                                        INDEX

                                                                   Page No.

          Part I    Financial Information

                    Condensed consolidated statements of financial condition - June 30, 1996 and December
                    31, 1995                                            3-4

                    Condensed consolidated statements of
                    operations for the three months and six
                    months ended June 30, 1996 and 1995                   5


                    Condensed consolidated statements of cash
                    flows for the six months ended June 30,
                    1996 and 1995                                       6-7

                    Notes to condensed consolidated financial
                    statements                                         8-11

                    Management's discussion and analysis of
                    financial condition and results of operations     12-16


          Part II   Other information                                 17-18

                    Index of Exhibits                                    20

                            PART I - FINANCIAL INFORMATION

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

               Condensed Consolidated Statements of Financial Condition
                                     (unaudited)
                        (In thousands, except per share data)


                                                           June    December
                                                           30,       31,
                                                           1996      1995
                                                           ____      ____
                       Assets

           Cash and due from banks                       $18,207   $18,662

           Interest-bearing deposits with other banks      1,038     1,061

           Federal funds sold                                  -     5,200

           Securities available-for-sale, at fair
           value                                          69,640    73,527

           Securities held-to-maturity (fair value of
           $30,581 in 1996 and $31,952 in 1995)           31,068    31,780

           Loans:
               Commercial                                180,956   165,645
               Mortgage                                   64,855    49,889
               Home Equity                                20,710    18,773
               Consumer                                   23,396    19,711
                                                          ______    ______
                   Total loans                           289,917   254,018
               Net deferred loan fees                        124       (15)
               Allowance for loan losses                  (5,902)   (5,776)
                                                         _______   _______
                   Net loans                             284,139   248,227

           Premises and equipment, net                     8,444     7,255

           Accrued interest receivable                     3,640     3,579

           FHLB and FRB stock                              1,516     1,299

           Other assets                                    1,301       730
                                                           _____       ___

                   Total assets                         $418,993  $391,320
                                                         =======   =======

           Liabilities and shareholders' equity

           Deposits:
               Demand:
                   Non-interest bearing                 $52,375   $46,061
                   Interest bearing - NOW                64,762    67,639
               Savings and money market                  83,817    76,687
               Certificates of deposit:
                   Under $100,000                       114,141   105,929
                   $100,000 and over                     66,247    61,559
                                                         ______    ______
                       Total deposits                   381,342   357,875
           Securities sold under agreement to
           repurchase and short-term borrowing            5,800     4,986

           Accrued interest payable and other
           liabilities                                    4,739     2,613

           Long-term debt                                   210         -
                                                            ___         _
                       Total liabilities                392,091   365,474
                                                        _______   _______
           Shareholders' equity:

             Common stock, $1 par value; authorized
             5,000,000 shares; issued and outstanding
             3,570,563 in 1996 and 3,568,963 in 1995      3,571     3,569

             Additional paid in capital                  13,032    13,024
             Undivided profits                           10,175     8,403
             Unrealized net holding gain on securities
             available-for-sale, net of taxes               124       850
                                                            ___       ___
                       Total shareholders' equity        26,902    25,846
                                                         ______    ______

                       Total liabilities and           $418,993  $391,320
                       shareholders' equity             =======   =======

           See accompanying notes to condensed consolidated financial statements

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
             Condensed Consolidated Statements of Operations (unaudited)
                        (In thousands, except for share data)

                                         Six months ended      Three months ended

                                             June 30,              June 30,
                                          1996       1995       1996       1995
           Interest income:               ____       ____       ____       ____
            Interest and fees on
            loans:
               Commercial                 $ 8,210   $ 7,114     $4,196     $3,700

               Mortgage                     2,084     1,303      1,138        690
               Home equity                    925     1,013        468        509
               Consumer                       906       750        482        407
                                              ___       ___        ___        ___
                Total interest and
                fees on loans              12,125    10,180      6,284      5,306
             Federal funds sold and
             time deposits                     97       350         33        178
             Securities                     3,302     3,419      1,620      1,781
                                            _____     _____      _____      _____
               Total interest income       15,524    13,949      7,937      7,265
                                           ______    ______      _____      _____
           Interest expense:
             Savings, NOW and money
             market accounts                1,511     1,706        771        871
             Certificates of deposit        4,823     3,880      2,480      2,135
             Short-term borrowing and
             other                             82       182         29         92
                                               __       ___         __         __

               Total interest expense       6,416     5,768      3,280      3,098
                                            _____     _____      _____      _____
               Net interest income          9,108     8,181      4,657      4,167
           Provision for loan losses            -         -         -           -
                                                _         _         _           _
               Net interest income
               after provision for
               loan losses                  9,108     8,181      4,657      4,167
                                            _____     _____      _____      _____
           Non-interest income:
             Service charges on
             deposit accounts                 719       589        375        302
             Credit card fees                 349       311        197        165
             Loan servicing fees              137       148         67         72
             Other operating income           295       244        137        146
                                              ___       ___        ___        ___

               Total non-interest
               income                       1,500     1,292        776        685
                                             ____     _____        ___        ___
           Non-interest expense:
             Salaries and employee
             benefits                       4,513     3,982      2,234      1,972
             Occupancy                      1,666     1,278        844        614
             Marketing and public
             relations                        267       298        117        144
             Office supplies,
             printing and postage             314       282        164        153
             Processing fees                  493       476        229        249
             F.D.I.C. assessments               1       331          -        166
             Legal                            126       158         63         77
             Other                            768       772        389        381
                                              ___       ___        ___        ___
               Total non-interest
               expenses                     8,148     7,577      4,040      3,756
                                            _____     _____      _____      _____
                 Income before income
                 taxes                      2,460     1,896      1,393      1,096
                 Income tax expense           689       603        390        304
                                              ___       ___        ___        ___
                 Net income                $1,771    $1,293     $1,003       $792
                                            =====     =====      =====        ===

                 Weighted average
                 shares outstanding
                 -primary               3,569,737 3,568,713  3,570,510  3,568,713
                                        ========= =========  _________  _________

                 Net income per
                 common share -
                 primary                   $  .50   $   .36    $   .28     $  .22
                                              ===       ===         ==         ==

                    See accompanying notes to condensed consolidated financial statements.

                            FNB ROCHESTER CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows (unaudited)
                                       (In thousands)

                                                         Six months ended
                                                             June 30,
                                                          1996      1995
                                                          ____      ____

           Cash flows from operating activities:
             Net income                               $ 1,771   $   1,293

           Adjustments to reconcile net income to net cash provided by operating activities:

               Depreciation and amortization                690       545
               Amortization of goodwill                      79       119
               Gain on sales of securities available          -       (53)
               for-sale
               Increase in mortgage loans
               held-for-sale                               (405)     (185)
               Increase in accrued interest
               receivable                                   (61)     (293)
               (Increase) decrease in other assets         (209)      156
               Increase in accrued interest payable
               and other liabilities                      2,179       358
                                                          _____       ___
                   Net cash provided by operating
                   activities                             4,044     1,940
                                                          _____     _____
           Cash flows from investing activities:

               Decrease in interest bearing deposits          -        77
               Securities available-for-sale:
                   Purchase of securities               (11,613)  (11,201)
                   Proceeds from maturities              10,259     3,065
                   Proceeds from sales                    4,022     7,033

               Securities held-to-maturity:
                   Purchase of securities                (2,503)   (5,243)
                   Proceeds from maturities               3,215       784

               Loan origination and principal
               collection, net                          (35,507)  (29,798)
               Capital expenditures, net                 (1,879)     (772)
               Increase in other assets - investing        (217)     (958)
                                                            ___       ___

                   Net cash used by investing
                   activities                           (34,223)  (37,013)
                                                         ______    ______

           Cash flows from financing activities:

               Net decrease in demand, savings, NOW
               and money market accounts                 10,567     9,766
               Certificates of deposit accepted and
               repaid, net                               12,900    35,698
               Increase (decrease) in short-term
               borrowings and securities
               sold under agreement to repurchase           814    (1,075)
               Increase in long-term debt                   210         -
               Exercise of options to purchase
               common stock                                  10         -
                                                             __         _
               Net cash provided by financing
               activities                                24,501    44,389
                                                         ______    ______

               Increase (decrease) in cash and cash
               equivalents                               (5,678)    9,316
               Cash and cash equivalents at
               beginning of year                         23,923    19,281
                                                         ______    ______
               Cash and cash equivalents at
               end of period                            $18,245   $28,597
                                                         ======    ======
           Supplemental disclosure of non-cash
            investing and financing activities

           Transfer of loan from in-substance
            foreclosure to commercial loans                   -     1,160

           The Company paid cash during the six months ended June 30, 1996 and 1995 as follows:

               Cash paid for interest                   $ 6,305   $ 5,624
               Cash paid for taxes                          535       350

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

               The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1995 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended June 30, 1996. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

          (2) Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

               SFAS Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (Statement) was issued in June 1996 and is applicable to all entities, both public and non-public.

               This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowing.

               Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

               The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management has determined that the adoption of this Statement will not have a material impact on the Company's operating results.

          (3)  Allowance for Loan Losses

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

               As a result of the adoption of SFAS No. 114, the allowance for loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's initial effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent.

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

               Changes in the allowance for loan losses for the six months ended June 30, 1996 and 1995 are as follows:

                                              1996    1995
                                              ____    ____

                Balance at beginning of
                period                     $5,776  $6,452

                Provisions (recovery) for
                possible loan losses            -       -
                Loans charged off             (63)   (140)

                Recoveries on loans
                previously charged-off        189     146
                                              ___     ___

                Balance at end of period   $5,902  $6,458
                                            =====    ====

               At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $253,000. The average recorded investments in impaired loans during the six months ended June 30, 1996 was approximately $245,000.

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

               For the six months ended June 30, 1996, the Company recognized no interest income on the impaired loans.

          (4)  Income per Common Share

               Per share data is based upon the weighted average number of common shares outstanding during the year. Common share equivalents (stock options) were not used in the income per share calculation for the period ended June 31, 1996 or 1995 as they dilute earnings per share by less than 3 percent. Fully diluted per share data is not applicable. Because common share equivalents (stock options) were used in the calculation of first quarter 1996 earnings, the total of the first and second quarter earnings per share do not equal the year-to-date earnings per share.

          (5)  Stock Option Plans

               The Company has incentive stock option plans under which options to acquire 325,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At June 30, 1996, options to purchase 299,100 shares were held by grantees under the plan. The range of exercise prices of the options is $5.63 to $8.32 per share with an average exercise price of $7.02 per share. At June 30, 1996, options to acquire 206,100 shares were exercisable. The remaining options become exercisable at various times through December 1997. As of June 30, 1996 options to acquire 1,850 shares have been exercised.

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

          Overview

          As in the first quarter of 1996, both loans and deposits have continued to grow. At June 30, 1996 loans totaled $290 million, an increase of $36 million, or 14.1% from year end 1995. Increases in loans were primarily in commercial loans and residential mortgages. Deposits were $381.3 million which is an increase of $23.5 million from year end. All deposit categories, with the exception of NOW accounts, have shown increases year to date and all deposit categories have shown increases in the second quarter. NOW accounts declined in the quarter ended
          March 31, 1996 primarily because of a large account moving to trust assets. $12.9 million of the increase has been in certificates of deposit and of that amount $4.7 million is in certificates of $100,000 or more. Although $100,000 certificates have increased since December 31, 1995 they have declined $2.8 million since March 31, 1996. Increases in the number of public fund banking relationships in the Company's banking offices contributed to the increase in large certificates of deposit. Management has made the decision, on a temporary basis, to fund a portion of its loan originations with public fund certificates of deposit as a lower interest cost alternative to securities sold under agreement to repurchase or other long or short term borrowing. Short term borrowing is being used only to fund very short term liquidity needs. Other liabilities have increased from the period ended December 31, 1995 because of a Government National Mortgage Association security which was purchased in June 1996 for settlement on July 24, 1996. Non-performing assets are up slightly at June 30, 1996 to $2.1 million and .73% of total loans and real estate acquired by foreclosure, from .67% at year end 1995.

          Net income for the six months ended June 30, 1996 increased $478,000, or 37%, to $1,771,000 from $1,293,000 for the same period in 1995. Income per share increased to $.50, up $.14 in comparison to $.36 for the six months ended June 30, 1995. For the three-month period income was $1,003,000, for an increase of $211,000, or 26.6%. The increase in income for both the three-month and six-month periods was primarily due to an increase in net interest income. For the six-month period ended June 30, 1996, non-interest income increased $208,000, or 16.1%, and non-interest expense increased $571,000, or 7.5%. 1996 non-interest expense showed increases in salaries and employee benefits and occupancy and was partially offset by a decrease in Federal Deposit Insurance assessment.

          Net Interest Income

          Net interest income for the six-month period increased $927,000, or 11.3%, as compared to the period ended June 30, 1995. Increased small business and residential mortgage lending activity funded primarily with deposit growth continues to be the Bank's main focus. The increase in net interest income is primarily the result of increased commercial loan and residential mortgage loan volumes with offsetting interest expense from
          increased certificate of deposit volumes.   The net interest
          margin has remained relatively stable through 1995 and the first six months of 1996. During this period the net interest margin has been at a high of 4.97% and a low of 4.83%. While management is attempting to maintain interest margins, anticipated increases in interest costs of certificates of deposit and other borrowed funds may make it increasingly difficult to do so. Interest margins may decline in the future months as much of the Bank=s funding growth is expected to be in higher-yielding certificates of deposit or other borrowed funds, and as the Bank may need funding to offset the outflow of deposits from the anticipated sale of the Odessa Banking Office (see Sale of Odessa Banking Office).

          Increased loan volume caused interest and fees on loans to increase $978,000, or 18.4%, for the three-month period ended June 30, 1996 and $1,945,000, or 19.1%, for the six-month period as compared to the same period in 1995.

          Average commercial loans increased $33 million, or 23.3%, from the period ended June 30, 1995 to the period ended June 30, 1996. The increased volume contributed $1,553,000 to income, which was partially offset by rate declines that reduced income by $457,000. Average mortgage loans increased $21.7 million, or 63.8%. The increase in the mortgage portfolio was primarily made up of 15 year fixed rate mortgages. The rates for mortgages being placed in the portfolio in 1996 show little change from 1995 and the $781,000 increase in interest income was primarily caused by the increase in volume. Average home equity loans declined $923,000 and income has declined $88,000. Average consumer loans increased $2.4 million, or 13.2%, and the result for the period was an increase in interest income of $106,000 from volume and $50,000 from higher rates.

          Interest expense increased $648,000, or 11.2%, for the six-month period ended June 30, 1996 as compared to the period ended June 30, 1995. The savings, NOW, and money market categories of deposits have shown a decrease in interest expense of $13,000 from declining deposit volumes and a decrease of $182,000 from decreased rates. Together, average savings, NOW and money market accounts have showed no growth year to date but have increased a net total of $4.5 million from the period ended March 31, 1996. Certificates of deposit increased $12.1 million for the three-month period and $20.7 million for the six-month period ended June 30, 1996 from December 31, 1995. The Bank's deposit growth in certificates of deposit resulted in $813,000 additional interest expense due to increased balances and $130,000 because of increased rates. Average total certificates of deposit have increased $38.9 million from June 30, 1995 to June 30, 1996. During the remainder of this year, much of the Bank's deposit growth may be in certificates of deposit.

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

          The Bank had net recoveries of $126,000 for the six-month period ended June 30, 1996 as compared to net recoveries of $6,000 for the same period in 1995. Net recoveries (annualized) as a percent of average loans were .09% and .01% for the six months ended June 30, 1996 and 1995. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable period were 2.03% and 2.49% respectively. Non performing assets declined 38.2% to $2.1 million at June 30, 1996 from $3.4 million at June 30, 1995. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at June 30, 1996 to absorb anticipated losses. It is anticipated that further additions to the allowance will not be necessary in 1996 unless there are significant changes in the local economy or higher than anticipated loan growth.

          Non-Interest Income and Non-Interest Expense

          Non-interest income of $1,500,000 for the first six months of 1996 represents an increase of $208,000, or 16.1%, from $1,292,000 for the comparable period in 1995. The increase was primarily caused by increases in service charges on deposit accounts. Non-interest income for the three-month period ended June 30, 1996 increased $91,000, or 13.3%, over the same period in 1995.

          Non-interest expense was $8,148,000 for the first six months of 1996 as compared to $7,577,000 for the comparable period in 1995, an increase of $571,000, or 7.5%. The largest components of non-interest expense for the six-month period ended June 30, 1996 were salaries and employee benefits of $4,513,000 which increased $531,000, or 13.3%, from $3,982,000 for the same period in 1995 and occupancy which increased $388,000, or 30.4%. Both increases were caused primarily by expenses associated with new banking offices as well as the addition of personnel to both trust and commercial lending. The Bank opened three new banking offices in 1995 and a fourth in 1996 as well as moving an existing office to a new facility in January of 1996. The Town of Greece, NY banking office has recently been demolished and a new facility is under construction on the site. Occupancy expense has also increased because of technological improvements. Offsetting the increases was a reduction in Federal Deposit Insurance assessment of $330,000. With continued growth and facility upgrades, as well as technological improvements, the Bank's operating expenses are expected to continue to increase.

          Provision for Income Taxes

          The provision for income tax was $689,000 for the period ended June 30, 1996 as compared to $603,000 at June 30, 1995. The Company's effective tax rates for the periods were 28% and 31.8% for 1996 and 1995 respectively. The decreased effective rate for 1996 was caused by the Company's ability to recognize deductible temporary differences in 1996 for which a valuation allowance had previously been established.

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

          Capital Adequacy

          Total shareholders' equity was $26,902,000 at June 30, 1996, which represents an increase of $1,056,000, or 4.1% from $25,846,000 at December 31, 1995. Capital increased primarily because of $1,771,000 from earnings and was offset by a decline of $726,000 from a decrease in the market value of the available-for-sale securities portfolio.

          At June 30, 1996, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 9.68% and 10.94% respectively, at June 30, 1996. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets. Banking organizations that are not top-rated according to regulators' "Camel" ratings, however must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at June 30, 1996 was 6.43%.

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

          Sale of Odessa Banking Office

          The Bank signed an agreement on July 10, 1996, with Tompkins County Trust Company to sell its Odessa N.Y. Banking Office. The office has customer deposits totaling approximately $10 million and the transaction, which is pending regulatory approval, is expected to close no later than the fourth quarter of 1996. The Bank anticipates a premium of approximately $500,000 as well as realizing a gain of approximately $100,000 on the sale of the land, building, certain loans and other assets. The Odessa Office is the only remaining office not located in any of the Bank's primary market areas and the sale will allow the Bank to refocus its resources.

                             PART II - OTHER INFORMATION

               Item 1.  Legal Proceedings

                         None

               Item 2.  Changes in Securities

                         None

               Item 3.  Defaults upon Senior Securities

                         None

               Item 4.  Submission of Matters to a Vote of Security Holders

               a) An Annual Meeting of Shareholders of FNB Rochester Corp. was held May 28, 1996 for the following purpose:

                    1) Eight directors were elected for the ensuing year and votes were cast as follows:


                                                                  Broker   Other
                             Votes                                 Non-     Non-
    Name                      For    Withheld   Abstain  Against   Vote     Vote
    ____                     _____   ________   _______  _______   _____   _____


    R. Carlos Carballada   2,984,909   12,663      0        0        0       0

    Michael J. Falcone     2,982,520   15,052      0        0        0       0

    Joseph M. Lobozzo II   2,984,194   13,378      0        0        0       0

    Francis T. Lombardi    2,979,711   17,861      0        0        0       0

    Carl R. Reynolds       2,984,161   13,411      0        0        0       0

    H. Bruce Russell       2,980,639   16,933      0        0        0       0

    James D. Ryan          2,979,710   17,862      0        0        0       0

    Linda Cornell
    Weinstein              2,983,194   14,378      0        0        0       0


                2) Approval of amendment to 1992 Stock Option Plan and of Option Grants thereunder

                Votes                                 Broker       Other
                 For       Against      Abstain      Non-Vote    Non-Vote
                _____      _______      _______      ________    ________

           2,809,678       151,514      15,917        20,463        0


                3) Approval of 1995 Non-Employee Director Stock Option Plan and of Option Grants thereunder

                Votes                                 Broker       Other
                 For       Against      Abstain      Non-Vote    Non-Vote
                _____      _______      _______     _________    ________

           2,857,111       97,627       22,371        20,463        0


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


                      (3.2)  Amendment to       Exhibit 3 to Form 10-Q
                      Certificate of            for period ended
                      Incorporation of          June 30, 1992
                      Registrant dated August
                      6, 1992


                      (3.3)  By-laws of the     Exhibit 3.3 to Annual
                      Registrant, as            Report on Form 10-K
                      amended.                  for the year ended
                                                December 31, 1992


                      (10.1)  Extension of      Page 22
                      Employment Agreement
                      between the Registrant
                      and R. Carlos Carballada


                      (10.2) 1992 Stock Option  Appendix A to Proxy
                      Plan (as amended May 28,  Statement dated April 24,
                      1996)                     1996 for Annual Meeting
                                                of Shareholders held
                                                May 28, 1996


                      (10.3) 1995 Non-employee  Appendix B to Proxy
                      Director Stock Option     Statement dated April 24,
                      Plan                      1996 for Annual Meeting
                                                of Shareholders held
                                                May 28, 1996

                      (27) Financial Data       Page 21
                      Schedule



               (b)  Reports on Form 8-K:

                None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FNB ROCHESTER CORP.


          Date    August 12, 1996            s\s Stacy C. Campbell
                                             Stacy C. Campbell
                                             Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Duly Authorized Officer)

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
                  August 6, 1992


                  (3.3)  By-laws of the         Exhibit 3.3 to Annual
                  Registrant, as amended.       Report on Form 10-K for
                                                the year ended December
                                                31, 1992


                  (10.1)  Extension of          Page 22
                  Employment Agreement between
                  the Registrant and R. Carlos
                  Carballada


                  (10.2) 1992 Stock Option      Appendix A to Proxy
                  Plan (as amended May 28,      Statement dated April 24,
                  1996)                         1996 for Annual Meeting
                                                of Shareholders held
                                                May 28, 1996


                  (10.3) 1995 Non-employee      Appendix B to Proxy
                  Director Stock Option Plan    Statement dated April 24,
                                                1996 for Annual Meeting
                                                of Shareholders held
                                                May 28, 1996


                  (27) Financial Data Schedule  Page 21