Form 10-Q
period 1996-09-30
FNB ROCHESTER CORP
filed 1996-11-12
CIK 745087

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended September 30, 1996

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to
               _____________


               Commission file number 0-13423

                                 FNB Rochester Corp.
                (Exact name of registrant as specified in its charter)

                    New York                           16-1231984
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)

               35 State St., Rochester, New York       14614
               Address of principal executive offices) (Zip Code)


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

          Class                           Outstanding at October 31, 1996
          _____________________________   ______________________________
          Common stock, $1.00 par value   3,570,563

                                        INDEX

                                                            Page No.

          Part I    Financial Information

                    Condensed consolidated statements of
                    financial condition - September 30,
                    1996 and December 31, 1995              3-4

                    Condensed consolidated statements of
                    operations for the three months and
                    nine months ended September 30, 1996
                    and 1995                                5

                    Condensed consolidated statements of
                    cash flows for the nine months ended
                    September 30, 1996 and 1995             6-7

                    Notes to condensed consolidated
                    financial statements                    8-11

                    Management's discussion and analysis of
                    financial condition and results of
                    operations                              12-16


          Part II   Other information                       17-18

                    Index of Exhibits                       20

                            PART I - FINANCIAL INFORMATION

                         FNB ROCHESTER CORP. AND SUBSIDIARIES

                    Condensed Consolidated Statements of Financial
                                Condition (unaudited)
                        (In thousands, except per share data)

                                           September 30,            December 31,
   Assets                                       1996                    1995
   ------                                  --------------           -------------
   Cash and due from banks                 $   23,155               $   18,662

   Interst-bearing deposits with other banks    1,101                    1,061

   Federal funds sold                               -                    5,200

   Securities available-for-sale, at fair
   value                                       66,331                   73,527

   Securities held-to-maturity (fair value
   of $30,135 in 1996 and $31,952 in 1995)     30,589                   31,780

   Loans:
        Commercial                            185,847                  165,645
        Mortgage                               68,977                   49,889
        Home Equity                            21,162                   18,773
        Consumer                               24,211                   19,711
                                              _______                  _______
             Total loans                      300,197                  254,018
        Net deferred loan fees                    197                      (15)
        Allowance for loan losses              (5,960)                  (5,776)
                                              _______                  _______
             Net loans                        294,434                  248,227

   Premises and equipment, net                  9,128                    7,255

   Accrued interest receivable                  3,600                    3,579

   FHLB and FRB stock                           1,516                    1,299

   Other assets                                 1,286                      730
                                              _______                  _______

             Total assets                  $  431,140               $  391,320
                                            =========                =========

   Liabilities and shareholders' equity
   Deposits:
        Demand:
             Non-interest bearing          $   55,801               $   46,061
             Interest bearing - NOW            63,483                   67,639
        Savings and money market               81,867                   76,687
        Certificates of deposit:
             Under $100,000                   138,168                  105,929
             $100,000 and over                 58,054                   61,559
                                              _______                   ______
                  Total deposits              397,373                  357,875
   Securities sold under agreement to
    repurchase and short-term borrowing         3,000                    4,986

   Accrued interest payable and other
    liabilities                                 2,519                    2,613

   Long-term debt                                 210                       -
                                               ______                   ______

             Total liabilities                403,102                  365,474
                                             ========                  =======

   Shareholders' equity:

        Common stock, $1 par value;
          authorized 5,000,000 shares;
          issued and outstanding 3,570,563
          in 1996 and 3,568,963 in 1995         3,571                    3,569
        Additional paid in capital             13,032                   13,024

        Undivided profits                      11,289                    8,403
        Unrealized net holding gain on
          securities available-for-sale,
          net of taxes                            146                      850
                                               ______                   ______
             Total shareholders' equity        28,038                   25,846
                                               ______                   ______
             Total liabilities and
              shareholders' equity          $ 431,140                $ 391,320
                                             ========                 ========

   See accompanying notes to condensed consolidated financial statements

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
               Condensed Consolidated Statements of Financial Condition
                                (unaudited), continued
                         (in thousands except per share data)

                                  Nine months ended       Three months ended
                                  September 30,           September 30,
                                  1996         1995       1996        1995
    Interest Income:
    Interest and fees on loans:
    Commercial                      $ 12,603   $11,081     $ 4,493    $ 3,967
        Mortgage                       3,306     2,108       1,222        805
        Home equity                    1,403     1,509         478        496
        Consumer                       1,422     1,186         516        436
                                       _____     _____        ____      _____
         Total interest and fees      18,734    15,884       6,609      5,704
         on loans

    Federal funds sold and time          180       478          83        128
    deposits
    Securities                         4,926     5,139       1,624      1,720
                                       _____     _____       _____      _____
         Total interest income        23,840    21,501       8,316      7,552
                                      ______    ______       _____      _____
    Interest expense:
         Savings, NOW and money        2,317     2,564         806        858
         market accounts
         Certificates of deposit       7,474     6,101       2,651      2,221
         Short-term borrowing            104       305          22        123
         and other                     _____     _____         ___        ___
         Total interest expense        9,895     8,970       3,479      3,202
                                       _____     _____       _____      _____
         Net interest income          13,945    12,531       4,837      4,350

    Provision for loan losses              -         -           -          -
                                         ___       ___         ___        ___

         Net interest income
         after provision for          13,945    12,531       4,837      4,350
         loan losses                  ______    ______       _____      _____


    Non-interest income:
    Service charges on deposit         1,130       896         411        307
    accounts
      Credit card fees                   547       477         198        166
      Gain on sale of securities           -        53           -          -
      available-for-sale

      Loan servicing fees                203       218          66         70
      Other operating income             490       319         195        128
                                         ___       ___         ___        ___
         Total non-interest            2,370     1,963         870        671
         income                        _____     _____         ___        ___
    Non-interest expense:
    Salaries and employee              6,849     6,047       2,336      2,065
    benefits
    Occupancy                          2,524     1,946         858        668
    Marketing and public                 367       442         100        144
    relations
    Office supplies, printing            453       406         139        124
    and postage
    Processing fees                      746       726         253        250

    F.D.I.C. assessments                   2       317           1       (14)
    Legal                                186       235          60         77
    Other                              1,153     1,311         385        539
                                       _____     _____         ___        ___
         Total non-interest           12,280    11,430       4,132      3,853
         expenses                     ______    ______       _____      _____
         Income before income          4,035     3,064       1,575      1,168
         taxes
    Income tax expense                 1,149       955         460        352
                                       _____       ___         ___        ___

         Net income                  $ 2,886   $ 2,109     $ 1,115      $ 816
                                      ======     =====       _____        ===

         Weighted average shares   3,570,014 3,568,713   3,570,563  3,568,713
         outstanding-primary       ========= =========   =========  =========
         Net income per common        $  .81   $   .59     $   .31    $   .23
         share - primary                 ===       ===         ===        ===


   See accompanying notes to condensed consolidated financial statements.

                         FNB ROCHESTER CORP. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (unaudited)
                                    (In thousands)

                                                          Nine months ended
                                                          September 30,
                                                          1996          1995

   Cash flows from operation activities:
     Net income                                           $   2,886     $   2,109

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                            1,060           818
     Amortization of goodwill                                    79           178
     Gain on sales of securities available-
     for-sale                                                     -           (53)
     Increase in mortgage loans held-for-sale                (1,234)         (416)
     Increase in accrued interest receivable                    (21)         (275)
     (Increase) decrease in other assets                       (208)          179
     Increase (decrease) in accrued interest
     payable and other liabilities                              (42)          793
                                                              ------        -----

        Net cash provided by operating activities             2,520         3,333
                                                              =====         =====

   Cash flows from investing activities:

        Decrease in interest bearing deposits                     -            39
        Securities available-for-sale:
             Purchase of securities                         (13,493)      (11,201)
             Proceeds from maturities                        15,485         8,541
             Proceeds from sales                              4,021         7,033
        Securities held-to-maturity:
             Purchase of securities                          (2,816)       (6,599)
             Proceeds from maturities                         4,007         1,797
        Loan origination and principal collection, net      (44,973)      (42,530)
        Capital expenditures, net                            (2,933)       (2,461)
        Increase in other assets - investing                   (217)         (958)
                                                              _____        ______

             Net cash used by investing activities          (40,919)      (46,339)
                                                             ______        ______

   Cash flows from financing activities:

        Net increase (decrease) in demand, savings,
        NOW and and money market accounts                    10,764           (90)

        Certificates of deposit accepted and repaid, net     28,734        46,046
        Decrease in short-term borrowings and securities
        sold under agreement to repurchase                   (1,986)       (1,075)

        Increase in long-term debt                              210             -
        Exercise of options to purchase common stock             10             -
                                                              _____          ____

             Net cash provided by financing activities       37,732        44,881
                                                             ======        ======

             Increase (decrease) in cash and
             cash equivalents                                  (667)        1,875

        Cash and cash equivalents at beginning of year       23,923        19,281
                                                             ______        ______

        Cash and cash equivalents at end of period        $  23,256      $ 21,156
                                                           ========       =======

   Supplemental disclosure of non-cash investing and financing activities

       Transfer of loan from in-substance foreclosure to
       commercial loans                                           -         1,160


   The Company paid cash during the nine months ended September 30, 1996 and 1995 as follows:

        Cash paid for interest                             $ 9,778        $ 8,743
        Cash paid for taxes                                    860            650

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

               The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1995 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended September 30, 1996. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

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

               The Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management has determined that the adoption of this Statement will not have a material impact on the Company s operating results.

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

               As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements. As of January 1, 1995, all of the Company s in substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, all amounts related to in substance foreclosures have also been reclassified. These reclassifications did not impact the Company's consolidated financial condition or results of operations.

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

               Changes in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 are as follows:

                                             1996    1995
                                             ____    ____

                Balance at beginning of    $5,776  $6,452
                period

                Provisions (recovery) for       -       -
                loan losses
                Loans charged off            (142)   (512)

                Recoveries on loans           326     185
                previously charged-off        ___     ___

                Balance at end of period   $5,960  $6,125
                                            =====   =====

               At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $3,035,000. $2,538,000 of the amount considered impaired is for a relationship that is highly collateralized and no loss of principal or interest is expected. The average recorded investments in impaired loans during the nine months ended September 30, 1996 was approximately $243,000.

               Impaired loans are generally included in non-performing loans and generally as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period. An exception would be the $2,538,000 loan relationship previously mentioned. The Company expects to collect all amounts due and interest payments are up to date however the principal payments have been extended creating a delay. An other than insignificant delay requires the application of SAFS No. 114.

               When a loan is impaired and the future repayment of the recorded balance is doubtful, interest payments received are applied to principal and no interest income is recognized. If the recorded loan balance is expected to be paid, interest income is generally recognized on a cash basis.

               For the nine months ended September 30, 1996, the Company recognized no interest income on the impaired loans during the period in which they were considered impaired.

          (4)  Income per Common Share

               Per share data is based upon the weighted average number of common shares outstanding during the year. Common share equivalents (stock options) were not used in the income per share calculation for the period ended September 30, 1996 or 1995 as they dilute earnings per share by less than 3 percent. Fully diluted per share data is not applicable. Because common share equivalents (stock options) were used in the calculation of first quarter 1996 earnings, the total of the first, second and third quarter earnings per share do not equal the year-to-date earnings per share.

          (5)  Stock Option Plans

               The Company has incentive stock option plans under which options to acquire 325,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At September 30, 1996, options to purchase 301,600 shares were held by grantees under the plan. The range of exercise prices of the options is $5.63 to $9.75 per share with an average exercise price of $7.04 per share. At September 30, 1996, options to acquire 206,100 shares were exercisable. The remaining options become exercisable at various times through August 1998. As of September 30, 1996 options to acquire 1,850 shares have been exercised.

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

                        FNB ROCHESTER CORP.  AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1995 contained in the Company's Form 10-K for the period then ended and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's Financial position or operating results.

          Overview

          As in the first half of 1996, both loans and deposits have continued to grow. At September 30, 1996 loans totaled $300.4 million, an increase of $46 million, or 18.2% from year end 1995. Increases in loans were primarily in commercial loans and residential mortgages. Deposits were $397.4 million which is an increase of $39.5 million from year end. All deposit categories, with the exception of NOW accounts, have shown increases year to date. The decline in NOW accounts was primarily caused by a large account moving to trust assets. Also with the lower interest rates on NOW accounts over the last year more depositors are using no interest checking and placing their excess cash in money market accounts or certificates of deposit. $28.7 million of the increase has been in certificates of deposit and of that amount certificates of $100,000 or more have declined $3.5 million and retail certificates have increased $32.2 million. Various certificate of deposit promotions over the last six months as well as growth in the Bank s new branches has caused the retail certificate increase. The Bank has funded a portion of its loan growth, on a temporary basis, with short term public fund certificates of deposit in amounts of $100,000 or more as an alternative to higher rate repurchase agreements or other borrowings. The increase in retail certificates of deposit in the quarter ended September 30, 1996 has lessened the need for that type of funding and as a result certificates of deposit greater than $100,000 declined $8.1 million, or 12.3%, from $66.2 million at June 30, 1996. Non-performing assets have increased $717,000 to $2.4 million and .81% of total loans and real estate acquired by foreclosure, from .67% at year end 1995. Non-performing assets were also up slightly from .73% at the end of the June 1996 quarter. The increase in non-performing assets is in loans past due 90 days or more and still accruing.

          Net income for the nine months ended September 30, 1996 increased $777,000, or 36.8%, to $2,886,000 from $2,109,000 for the same period in 1995. Income per share increased to $.81, up $.22 in comparison to $.59 for the nine months ended September 30, 1995. For the three-month period income was $1,115,000, for an increase of $299,000, or 36.6%. The increase in income for both the three-month and nine-month periods was primarily due to an increase in net interest income. For the nine-month period ended September 30, 1996, non-interest income increased $407,000, or 20.7%, and non-interest expense increased $850,000, or 7.4%. 1996 non-interest expense showed increases in salaries and employee benefits and occupancy and was partially offset by a decrease in Federal Deposit Insurance assessment.

          Net Interest Income

          Net interest income for the nine-month period increased $1,414,000, or 11.3%, as compared to the period ended September 30, 1995. Increased small business and residential mortgage lending activity funded primarily with deposit growth continues to be the Bank's main focus. The increase in net interest income is primarily the result of increased commercial loan and residential mortgage loan volumes with offsetting interest
          expense from increased certificate of deposit volumes.   The net
          interest margin has remained stable through the first nine months of 1996. During this period the net interest margin has been at a high of 4.85% and a low of 4.83%. While management is attempting to maintain interest margins, anticipated increases in interest costs of certificates of deposit and other borrowed funds may make it increasingly difficult to do so. Interest margins may decline in the future months as much of the Bank s recent funding growth has been in higher-yielding certificates of deposit and other borrowed funds as the Bank increased its funding to offset the outflow of deposits from the anticipated sale of the Odessa Banking Office (see Sale of Odessa Banking Office).

          Increased loan volume caused interest and fees on loans to increase $905,000, or 15.9%, for the three-month period ended September 30, 1996 and $2,850,000, or 17.9%, for the nine-month period as compared to the same period in 1995.

          Average commercial loans increased $30.3 million, or 20.7%, from the period ended September 30, 1995 to the period ended September 30, 1996. The increased volume contributed $2,164,000 to income, which was partially offset by rate declines that reduced income by $642,000. Average mortgage loans increased $29.6 million, or 80.7%. The increase in the mortgage portfolio was primarily made up of 15 year fixed rate mortgages and the rates for those mortgages being placed in the portfolio in 1996 have declined from 1995. Increased mortgage volumes caused an increase in interest income of $1,476,000 while lower rates caused a $278,000 decline for a net increase of $1,198,000. Average home equity loans declined $306,000 and income has declined $106,000. Average consumer loans increased $3.2 million, or 17%, and the result for the period was an increase in interest income of $206,000 from volume and $30,000 from higher rates.

          Interest expense increased $925,000, or 10.3%, for the nine-month period ended September 30, 1996 as compared to the period ended September 30, 1995. The savings, NOW, and money market categories of deposits have shown only modest growth and the $247,000 decline in interest expense is primarily attributable to lower rates. Average balances for certificates of deposit increased $7 million for the three-month period and $33.1 million for the nine-month period ended September 30, 1996 from December 31, 1995. The Bank s deposit growth in certificates of deposit resulted in $813,000 additional interest expense due to increased balances and $130,000 because of increased rates. Average total certificates of deposit have increased $39.7 million from September 30, 1995 to September 30, 1996.

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

          The Bank had net recoveries of $184,000 for the nine-month period ended September 30, 1996 as compared to net charge-offs of $327,000 for the same period in 1995. Net charge-offs (recoveries) (annualized) as a percent of average loans were (.09)% and .20% for the nine months ended September 30, 1996 and 1995. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable period were 1.98% and 2.50% respectively. Non performing assets declined 10.2% to $2.4 million at September 30, 1996 from $2.7 million at September 30, 1995. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at September 30, 1996 to absorb anticipated losses. It is anticipated that further additions to the allowance will not be necessary in 1996 unless there are significant changes in the local economy or higher than anticipated loan growth.

          Non-Interest Income and Non-Interest Expense

          Non-interest income of $2,370,000 for the first nine months of 1996 represents an increase of $407,000, or 20.7%, from $1,963,000 for the comparable period in 1995. The increase was primarily caused by increases in service charges on deposit accounts. Non-interest income for the three-month period ended September 30, 1996 increased $199,000, or 29.7%, over the same period in 1995.

          Non-interest expense was $12,280,000 for the first nine months of 1996 as compared to $11,430,000 for the comparable period in 1995, an increase of $850,000, or 7.4%. The largest components of non-interest expense for the nine-month period ended September 30, 1996 were salaries and employee benefits of $6,849,000 which increased $802,000, or 13.3%, from $6,047,000 for the same period in 1995 and occupancy which increased $578,000, or 29.7%. Both increases were caused primarily by expenses associated with new banking offices as well as the addition of personnel to both trust and commercial lending. The Bank opened three new banking offices in 1995 and a fourth in 1996 as well as moving an existing office to a new facility in January of 1996. The Town of Greece, NY banking office was recently demolished and a new facility constructed on the site has opened for business. Occupancy expense has also increased because of technological improvements. Offsetting the increases was a reduction in Federal Deposit Insurance assessment of $315,000. With continued growth and facility upgrades, as well as technological improvements, the Bank's operating expenses are expected to continue to increase.

          While operating expenses have continued to increase, the Company's operating expense as a percent of average assets is declining. The ratio has declined, from 5.18% and 4.28% for the years ended December 31, 1994 and 1995 respectively, to 4.02% for the nine-month period ended September 30, 1996. The ratio for the three-month period ended September 30, 1996 was 3.89%.

          Provision for Income Taxes

          The provision for income tax was $1,149,000 for the period ended September 30, 1996 as compared to $955,000 at September 30, 1995. The Company s effective tax rates for the periods were 28.5% and 31.2% for 1996 and 1995 respectively. The decreased effective rate for 1996 was caused by the Company's ability to recognize deductible temporary differences in 1996 for which a valuation allowance had previously been established.

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

          Capital Adequacy

          Total shareholders' equity was $28,038,000 at September 30, 1996, which represents an increase of $2,192,000, or 8.5% from $25,846,000 at December 31, 1995. Capital increased primarily because of $2,886,000 from earnings and was offset by a decline of $704,000 from a decrease in the market value of the available-for-sale securities portfolio.

          At September 30, 1996, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 9.79% and 11.05% respectively, at September 30, 1996. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets. Banking organizations that are not top-rated according to regulators' "Camel" ratings, however must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at September 30, 1996 was 6.47%.

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

          Sale of Odessa Banking Office

          The Bank signed an agreement on July 10, 1996, with Tompkins County Trust Company to sell its Odessa N.Y. Banking Office. The office has customer deposits totaling approximately $10 million and the transaction is expected to close in November of 1996. The Bank anticipates a premium of approximately $500,000 as well as realizing a gain of approximately $100,000 on the sale of the land, building, certain loans and other assets. The Odessa Office is the only remaining office not located in any of the Bank's primary market areas and the sale will allow the Bank to refocus its resources.

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

               None

          Item 6. Exhibits and Reports on Form 8-K

               a)  Exhibits

                   Exhibit                      Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where  exhibit may be
                                                found:

                   (3.1)  Certificate of        Exhibits 4.2-4.5 to
                   Incorporation as             Registration Statement
                   amended, of the Registrant   No. 33-7244, filed July
                                                22, 1986


                   (3.2)  Amendment to          Exhibit 3 to Form 10-Q
                   Certificate of               for period ended
                   Incorporation of Registrant  June 30, 1992
                   dated August 6, 1992

                   (3.3)  By-laws of the        Exhibit 3.3 to Annual
                   Registrant, as               Report on Form 10-K
                   amended                      for the year ended
                                                December 31, 1992


                   (27) Financial Data          Exhibit 27
                   Schedule


               (b)  Reports on Form 8-K:

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FNB ROCHESTER CORP.



          Date November 8, 1996    s\s Stacy C. Campbell
                                   _____________________
                                   Stacy C. Campbell
                                   Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer
                                     and Duly Authorized Officer)

                                  INDEX OF EXHIBITS

                  Exhibit                       Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where exhibit may be
                                                found:

                  (3.1)  Certificate of         Exhibits 4.2-4.5 to
                  Incorporation as amended, of  Registration Statement
                  the Registrant.               No. 33-7244, filed July
                                                22, 1986

                  (3.2)  Amendment to           Exhibit 3 to Form 10-Q
                  Certificate of Incorporation  for period ended June 30,
                  of Registrant dated August    1992
                  6, 1992

                  (3.3)  By-laws of the         Exhibit 3.3 to Annual
                  Registrant, as amended.       Report on Form 10-K for
                                                the year ended December
                                                31, 1992

                  (27) Financial Data Schedule  Exhibit 27

          Financial Data Schedules were filed electronically with the Securities and Exchange Commission.