Form 10-K
period 1996-12-31
FNB ROCHESTER CORP
filed 1997-03-27
CIK 745087

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

                                          OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________ to _____________

              Commission file number 0-13423
                                     -------

                                 FNB ROCHESTER CORP.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

          New York                                            16-1231984
          ----------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

          35 State Street, Rochester, New York                  14614
          ----------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code (716) 546-3300
                                                             --------------
             Securities registered pursuant to Section 12 (b) of the Act:

                   None                             None
          -------------------------      --------------------------
           (Title of Each Class)          (Name of Each Exchange on
                                           Which Registered)

               Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.00 Par Value Per Share
                       ---------------------------------------
                                (Title of Each Class)

          Indicate by check Mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ____X____ NO ________


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          The aggregate market value of the 2,534,117 shares of Common Stock-Voting held by non-affiliates of the registrant at March 20, 1997 (based on the average of high and low prices on March 20, 1997) was $35,636,020. Solely for the purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding common stock have been deemed to be affiliates.

          Number of shares of Common Stock outstanding as of the close of business on March 20,1997 was 3,574,424.


                         DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference in the following parts of this report; Parts I and II - - the Registrant's 1996 Annual Report to Shareholders; Part III -- the Registrant's definitive proxy statement as filed or to be filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 27, 1997.

                                        Part I

          Item 1.  Business


          General

          FNB Rochester Corp. (the "Company") is a bank holding company. First National Bank of Rochester ("First National" or the "Bank") is its only subsidiary. The Company was organized under the New York Business Corporation Law and commenced operations on September 10, 1984. At December 31, 1996, the Company had consolidated assets and deposits of $437.9 million and $404.8
          million, respectively.   The Bank is a member of the Federal
          Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Until April 1, 1994, the Company also owned Atlanta National Bank ("Atlanta") in Atlanta, NY. Atlanta was sold to Bath National Bank.

          The Bank was established in 1965, in Rochester, New York as a national bank. It provides a full range of commercial banking, trust, and consumer banking services to businesses and individuals.

          Market Area

          The Company's business is conducted from its corporate headquarters located in the Powers Building at the corner of State and Main Streets in downtown Rochester, New York. The Bank's fifteen banking offices are located in Monroe, Chemung, Erie, and Onondaga Counties in New York State. The Bank sold its Odessa office in Schuyler County in 1996 and its Shop City office in Onondaga County in 1994, but still provides services in Onondaga County through its Downtown Syracuse office. The Bank expanded into the metropolitan Buffalo area in 1993 with the addition of a loan production office to serve business and professional customers in a suburban section of Erie County. In August 1994, the Buffalo office became a full service branch. Both the Buffalo and Downtown Syracuse banking offices focus their sales and service efforts on business and professional customers.

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

          Banking Services

          First National's services are provided through thirteen full-service community banking offices, twelve of which have drive-up facilities, plus the Buffalo and Syracuse offices. Automated teller machines (ATM's) are located at the eleven Monroe County banking offices, and customers may use ATM's throughout the United States and abroad through ATM networks. The Bank opened its newest banking office in Monroe County (Town of Perinton) in March 1996. Three new Monroe County banking offices were opened in 1995.

          The Bank is engaged in general commercial banking, providing a wide range of loan and deposit services. As of December 31, 1996, the Bank had approximately 42,100 deposit accounts and 11,300 loans outstanding. The Bank offers a wide range of retail services, including installment loans, credit cards, checking accounts, savings accounts, money market accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit and providing cash management and accounts receivable financing services to a variety of businesses. The Bank also operates a merchant credit card program. The Bank's installment loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank offers safe deposit box services at twelve of the banking offices.

          The Trust & Investment Division of First National was expanded in 1993. The Trust & Investment Division at First National Bank acts as executor and/or trustee and provides administration, record-keeping, and professional portfolio management for individuals, corporations, institutions, and not-for-profits. Assets under management increased $23.9 million, or 58.6%, from $40.7 million at year end 1995 to $64.6 million at year end 1996, through product offerings such as 401(k) plans, investment management, corporate and cash management services, mutual funds, annuities, and traditional trust and record-keeping services.
          The Trust & Investment Division has established various strategic alliances with service partners to reduce costs, provide better and more efficient services, obtain access to other markets and enhance its capabilities and product offerings. As with any major business expansion, this is a long-term commitment on the part of the Bank.

          Employees

          At December 31, 1996, the Company had 241 employees of whom 46 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


          Competition

          The Bank is one of approximately fourteen commercial and savings institutions competing for deposits and loans in Monroe County. Approximately nine commercial and savings institutions compete in Chemung County. The Bank considers its business to be highly competitive in its service areas. Many of the competitors are larger than First National in terms of number of offices, assets, and resources, and many have higher lending limits than First National.

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

          The primary supervisory authority of the Bank is the Office of the Comptroller of the Currency (the " OCC"), which regularly examines such risk areas as capital adequacy, reserves, loans, investments, management practices, and other aspects of the Bank's' operations. In addition to these regular examinations, the Bank must furnish quarterly and annual reports to the OCC. The OCC has the authority to issue cease-and-desist orders to prevent a bank from engaging in an unsafe or an unsound practice or violating the law in conducting its business.

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

          The Bank's deposits are insured by the Bank Insurance Fund (BIF) of the FDIC up to a maximum of $100,000 per insured deposit account, subject to the rules and regulations of the FDIC. For this protection, the Banks pay a quarterly statutory assessment.

          The policies of regulatory authorities have had a significant effect on the operating results of commercial banks in the past, and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowing, changes in reserve requirements against bank deposits, and limitations on the deposits on which a bank may pay interest. Policies of these agencies may be influenced by many factors including inflation, unemployment, short-term and long-term changes in the international trade balance, and fiscal policies of the United States Government. Supervision, regulation, or examination of the Company by bank regulatory agencies is not intended for the protection of the Company's shareholders.

          Loans made by the Bank are also subject to numerous other federal and state laws and regulations, including the Truth in Lending Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

          The United States Congress has periodically considered and adopted legislation that has resulted in deregulation of both banks and other financial institutions. Congress has adopted further legislation to modify or eliminate geographic restrictions on banks and bank holding companies, and could modify or eliminate current prohibitions against banks engaging in one or more non-banking activities. Such legislative changes could place the Bank in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Bank cannot be predicted.

          Statistical data required to be disclosed by bank holding companies is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

          Item 2. Properties

          The Bank operates fifteen banking offices. Eight of the banking offices are owned (five are on leased land), six are leased, and one is rented on a month to month basis. The Bank also owns the building at 35 State Street, Rochester, New York and leases additional office space in the adjacent Powers Building. The leases are long-term and non-cancelable and expire at various dates from 2000 through 2016 with optional renewal terms of five to ten years and rent escalation clauses. Some of the leases also provide for contingency rent to be paid annually based upon increases in deposits or the cost of living. The properties are as follows:

                                                              Owned(O)
                                                              Leased(L)
                                                              Leased   Lease
   Location                     Principal Use                 Land(LL) Exp Date
   ________                     _____________                 ________ ________
   35 State St.,
    Rochester, NY               Bank Office Space             O

   Powers Building,             Four Corners Banking Office   L        12/31/09
    Rochester, NY               Bank Office Space

   1 E. Main St.,
    Rochester,  NY              Partially subleased           L        08/31/01

   3140 Monroe Ave.,
    Rochester,  NY              Pittsford Banking Office      O

   2147 W. Ridge Rd.,
    Rochester, NY               Greece Banking Office         O

   Hard & Ridge Rd.,
    Webster,  NY                Webster Banking Office        O

   1000 E. Ridge Rd.,
    Rochester, NY               Irondequoit Banking Office    LL       11/30/02

   28 N. Main St.,
    Honeoye Falls, NY           Honeoye Falls Banking Office  L        01/31/11

   3333 W. Henrietta Rd.,
    Rochester, NY               Henrietta Banking Office      L        01/07/16

   Warren & Washington Sts.,
   Syracuse, NY                 Syracuse Banking Office       L        05/31/05

   Miracle Mile,
    Elmira, NY                  Horseheads Banking Office     LL       06/30/03

   Broadway & Pennsylvania Ave.,
    Elmira, NY                  Southport Banking Office      L        02/28/00

   Snyder Square,
    Amherst, NY                 Buffalo Banking Office        L        Monthly

   214 W. Commercial St.,
    E. Rochester, NY            E. Rochester Banking Office   L        02/28/03

   3175 Chili Ave.,
    Rochester, NY               Chili Banking Office          LL       09/09/15

   Penfield Rd. & Rt. 250,
    Rochester, NY               Penfield Banking Office       LL       12/24/15

   Pittsford/Palmyra Rd.
    & Rt. 250                   Perinton Banking Office       LL       03/31/16
    Rochester, NY


          The Banking Offices in the above table range in size from approximately 2,000 square feet to 4,500 square feet.

          The Bank took occupancy of 36,000 square feet in the Powers Building during 1994 and vacated two floors (approximately 9,800 square feet) in the Wilder Building at 1 E. Main Street, consolidating all operations including the banking office into the Powers Building and the adjacent 35 State Street Building. These consolidated facilities have increased efficiency and are strategically located in downtown Rochester. The space in the Wilder Building that the Bank continues to lease is approximately 4,700 square feet and of that space 2,700 square feet is subleased.

          Item 3. Legal Proceedings

          None

          Item 4. Submission of Matters to a Vote of Security Holders

          During the fourth quarter of 1996, no matter was submitted to a vote of Company's shareholders.

                                       PART II

          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

          Dividends Paid and Market Prices of Registrant's Stock

          The following table displays the range of bid price quotations for the Company's common stock for the years ended December 31, 1996 and December 31, 1995. The Company declared a $.05 per share dividend on common stock in December 1996 payable January 31, 1997 to shareholders of record January 15, 1997. No dividends were paid on common stock in 1995. The Company's common stock trades on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol FNBR.

          Price Quotations:

                                     Price Quotations
                                     Bid Price (low-high)
                                     ____________________

          1996
          ____
          First quarter            $ 9.38  - 10.00
          Second quarter             9.00  - 10.25
          Third quarter              8.63  - 10.38
          Fourth quarter            10.13  - 13.13
                                    _____    _____
                                   $ 8.63  - 13.13
                                    =====    =====
          1995
          ____
          First quarter            $ 5.25  -  6.25
          Second quarter             5.75  -  7.88
          Third quarter              7.38  -  9.50
          Fourth quarter             7.88  -  9.75
                                    _____     -___
                                   $ 5.25  -  9.75
                                    =====    =====

          The above prices were furnished by NASDAQ, and such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions. The prices may not reflect actual transactions.

          At the close of business on March 20, 1997, the Company had approximately 789 shareholders of record.


          Item 6. Selected Financial Data

          The financial information included under the caption "Five-year Summary of Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1996, submitted herewith as an exhibit, is incorporated herein by reference.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, submitted herewith as an exhibit, is incorporated herein by reference.


          Item 8. Consolidated Financial Statements and Supplementary Data

          The consolidated statements of financial condition of FNB Rochester Corp. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 together with the related notes and the report of KPMG Peat Marwick LLP, independent auditors, dated January 28, 1997, and the information under the caption "Quarterly Financial Information" (unaudited), all contained in the Company's 1996 Annual Report to Shareholders, submitted herewith as an exhibit, are incorporated herein by reference.


          Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.


                                       PART III


          Item 10.  Directors and Executive Officers of the Registrant.

          The information in response to this item is incorporated herein by reference to the information under the caption "Nominees for Election as Directors" and "Executive Officers" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1997 annual meeting of shareholders to be held on or about May 27, 1997.


          Item 11.  Executive Compensation.

          The information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of shareholders to be held on or about May 27, 1997, provided, however, that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Share Performance Graph" is not incorporated herein and should not be deemed included in this document for any purpose.


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management.

          The information in response to this item is incorporated herein by reference to the information under the caption "Beneficial Ownership of the Company's Stock by Certain Persons and Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1997 annual meeting of shareholders to be held on or about May 27, 1997.


          Item 13.  Certain Relationships and Related Transactions.

          The information in response to this item is incorporated herein by reference to the information under the captions "Certain Relationships and Related Party Transactions" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1997 annual meeting of shareholders to be held on or about May 27, 1997.


                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K


          (a)  The following documents are filed as part of this report:

               (1.0)     Consolidated Financial Statements are contained in
          the Company's 1996 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

                                                                      Page

          - Independent Auditors' Report                              119

          - Consolidated Statements of Financial Condition
               as of December 31, 1996 and 1995                       120

          - Consolidated Statements of Operations for the
               Years Ended December 31, 1996, 1995, and 1994          121

          - Consolidated Statements of Changes in
               Shareholders' Equity for the Years
               Ended December 31, 1996, 1995, and 1994                123

          - Consolidated Statements of Cash Flows for the
               Years Ended December 31, 1996, 1995, and 1994          124

          -  Notes to Consolidated Financial Statements               126


          (2.0)     Schedules

          Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

          (3.0)  Exhibits
                     Exhibit                    Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where  exhibit may be
                                                found:
                     (3.1)  Certificate of      Exhibits 4.2-4.5 to
                     Incorporation, of the      Registration Statement
                     Registrant, as amended     No. 33-7244, filed July
                                                22, 1986



                     (3.2)  Amendment to        Exhibit 3 to Form 10-Q
                     Certificate of             for period ended
                     Incorporation of           June 30, 1992
                     Registrant dated August
                     6, 1992

                     (3.3)  By-laws of the      Exhibit 3.3 to Annual
                     Registrant, as             Report on Form 10-K
                     amended.                   for the year ended
                                                December 31, 1992

                     (10.1)  1992 Stock Option  Appendix A to Proxy
                     Plan (as amended May 28,   Statement dated April 24,
                     1996)*                     1996 for Annual Meeting
                                                of Shareholders held May
                                                28, 1996
                     (10.2)  1995 Non-employee  Appendix B to Proxy
                     Director Stock Option      Statement dated April 24,
                     Plan*                      1996 for Annual Meeting
                                                of Shareholders held May
                                                28, 1996


                     (10.3)  Employment         Exhibit 1 to Form 8-K
                     Agreement dated June       filed June 23, 1992
                     8, 1992 between the
                     Registrant and R.
                     Carlos Carballada*

                     (10.4)  Extension of       Exhibit 10.1 to Form 10-Q
                     Employment Agreement       for period ended June 30,
                     between the Registrant     1996
                     and R. Carlos Carballada*


                     (10.5)  Change of Control  Exhibit 10.4 to Annual
                     Employment Agreement       Report on Form 10-K for
                     among the Registrant,      the year ended December
                     First National and R.      31, 1995
                     Carlos Carballada*

                     (10.6)  Form of Change of  Exhibit 10.5 to Annual
                     Control Employment         Report to Form 10-K for
                     Agreement between First    the year ended December
                     National and each          31, 1995
                     Executive Officer other
                     than R. Carlos
                     Carballada*


                     (10.7)  Form of Stock      Exhibit 4.2 to Form S-8
                     Option Agreement pursuant Registration Statement to 1992 Stock Option Plan No. 333-15325, filed
                     between the Registrant     November 1, 1996
                     and each Executive
                     Officer*

                     (10.8)  Form of Stock      Exhibit 4.4 to Form S-8
                     Option Agreement pursuant  Registration Statement
                     to 1995 Non-employee       No. 333-15325, filed
                     Director Stock Option      November 1, 1996
                     Plan between the
                     Registrant and each
                     outside Director of the
                     Registrant*

                     (10.9)  401(k) Stock       Exhibit 4.5 to Form S-8
                     Purchase Plan*             Registration Statement
                                                No. 333-15325, filed
                                                November 1, 1996


                     (10.10)  Employee Stock    Exhibit 4.6 to Form S-8
                     Purchase Plan*             Registration Statement
                                                No. 333-15325, filed
                                                November 1, 1996

                     (10.11)  Loan agreements   Exhibit 10.14 and 10.15
                     between First National     to Form 8 filed April 22,
                     and Executive Square       1992
                     Associates, related to
                     Estate of Fred B. Kravetz


                     (10.12)  Loan agreement    Exhibit 10.17 to Form 8
                     between First National     filed April 22, 1992
                     and Prioneer Daycare
                     Company, related to
                     Michael J. Falcone

                     (10.13) Loan agreements    Exhibit 10.19 to Form 8
                     between First National     filed April 22, 1992
                     and Carl R. Reynolds


                     (10.14) Line of Credit Exhibit 10.17 to Annual agreements between First Report on Form 10-K for National and JML Optical year ended December 31, Industries, Inc., related 1993 to Joseph M. Lobozzo II

                     (10.15) Loan agreements Exhibit 10.13 to Annual between First National Report on Form 10-K for and Joseph M. Lobozzo II year ended December 31,
                                                1994

                     (10.16) Loan modification Exhibit 10.15 to Annual agreements between First Report on form 10-K for National and Executive year ended December 31,
                     Square Associates,         1994
                     related to Estate of Fred
                     B. Kravetz
                     (10.17)  Loan              Exhibit 10.16 to Annual
                     modification agreements Report on form 10-K for between First National year ended December 31,
                     and Pioneer Daycare        1994
                     Company, related to
                     Michael J. Falcone

                     (10.18)  Residential       Exhibit 10.1 to Form 10-Q
                     Mortgage Loan Agreement    for period ended June 30,
                     between Stacy C. Campbell  1995
                     and First National

                     (10.19)  Lease Agreement   Exhibit 10.2 to Form 10-Q
                     between Southtown Plaza    for period ended June 30,
                     Associates, related to     1995
                     William Levine, and First
                     National


                     (10.20)  Residential       Exhibit 10.1 to Form 10-Q
                     Mortgage Loan Agreements   for period ended
                     between Russell Family     September 30, 1995
                     Associates, related to H.
                     Bruce Russell, and First
                     National

                     (10.21)  Commercial Loan   Exhibit 10.2 to Form 10-Q
                     Agreements between Estate  for period ended
                     of Fred B. Kravetz and     September 30, 1995
                     First National


                     (10.22)  Commercial Line   Exhibit 10.3 to Form 10-Q
                     of Credit Agreement        for period ended
                     between GLC Outsourcing    September 30, 1995
                     Services, Inc., related
                     to James D. Ryan, and
                     First National
                     (10.23) Commercial Loan    Page 19
                     Agreements between Estate
                     of Fred B. Kravetz and
                     First National

                     (10.24) Commercial Loan    Page 43
                     Agreements between Deal
                     Road Associates, L.P.,
                     related to Estate of Fred
                     B. Kravetz, and First
                     National
                     (10.25) Commercial Line    Page 66
                     of Credit Agreements
                     between Lauri Kuskin and
                     First National

                     (10.26)  Commercial Loan   Page 73
                     Agreements between Fred
                     Kravetz and William
                     Levine Partners, related
                     to the Estate of Fred B.
                     Kravitz and to William
                     Levine, and First
                     National
                     (11)  Statement of
                     Computation of             Page 91
                     Earnings per share


                     (13)  Annual Report to     Page 92
                     Shareholders for
                     the year ended December
                     31, 1996

                     (21)  Subsidiaries         Page 151


                     (23)  Consent of KPMG      Page 152
                     Peat Marwick LLP

                     (27)  Financial Data       Page 153
                     Schedule



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


                                             FNB ROCHESTER CORP.



          March 25, 1997                     By: s/ R. Carlos Carballada
                                                 R. Carlos Carballada,
                                                 President and Chief
                                                 Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                          Title                    Date
   _________                          _____                    ____

   (i)  Principal Executive Officer:  President and Chief      March 25, 1997
                                      Executive Officer

        s/ R. Carlos Carballada
         (R. Carlos Carballada)


   (ii) Principal Accounting and      Senior Vice President    March 25, 1997
        Financial Officer:            and Chief Financial
                                      Officer

        s/ Stacy C. Campbell
         (Stacy C. Campbell)


   (iii)  Directors:


        s/ R. Carlos Carballada       Director                 March 25, 1997
         (R. Carlos Carballada)


        s/Michael J. Falcone          Director                 March 25, 1997
        (Michael J. Falcone)


        s/Gayle C. Johnston           Director                 March 25, 1997
        (Gayle C. Johnston)


        s/ Joseph M. Lobozzo II       Director                 March 25, 1997
        (Joseph M. Lobozzo II)

        s/ Francis T. Lombardi        Director                 March 25, 1997
         (Francis T. Lombardi)


        s/ Carl R. Reynolds           Director                 March 25, 1997
         (Carl R. Reynolds)


        s/ James D. Ryan              Director                 March 25, 1997
         (James D. Ryan)


        s/H. Bruce Russell            Director                 March 25, 1997
         (H. Bruce Russell)


         s/Linda Cornell Weinstein    Director                 March 25, 1997
         (Linda Cornell Weinstein)

                                  INDEX OF EXHIBITS
                     Exhibit                    Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where  exhibit may be
                                                found:
                     (3.1)  Certificate of      Exhibits 4.2-4.5 to
                     Incorporation, of the      Registration Statement
                     Registrant, as amended     No. 33-7244, filed July
                                                22, 1986



                     (3.2)  Amendment to        Exhibit 3 to Form 10-Q
                     Certificate of             for period ended
                     Incorporation of           June 30, 1992
                     Registrant dated August
                     6, 1992

                     (3.3)  By-laws of the      Exhibit 3.3 to Annual
                     Registrant, as             Report on Form 10-K
                     amended.                   for the year ended
                                                December 31, 1992


                     (10.1)  1992 Stock Option  Appendix A to Proxy
                     Plan (as amended May 28,   Statement dated April 24,
                     1996)                      1996 for Annual Meeting
                                                of Shareholders held May
                                                28, 1996

                     (10.2)  1995 Non-employee  Appendix B to Proxy
                     Director Stock Option      Statement dated April 24,
                     Plan                       1996 for Annual Meeting
                                                of Shareholders held May
                                                28, 1996

                     (10.3)  Employment         Exhibit 1 to Form 8-K
                     Agreement dated June       filed June 23, 1992
                     8, 1992 between the
                     Registrant and R.
                     Carlos Carballada


                     (10.4)  Extension of       Exhibit 10.1 to Form 10-Q
                     Employment Agreement       for period ended June 30,
                     between the Registrant     1996
                     and R. Carlos Carballada

                     (10.5)  Change of Control  Exhibit 10.4 to Annual
                     Employment Agreement       Report on Form 10-K for
                     among the Registrant,      the year ended December
                     First National and R.      31, 1995
                     Carlos Carballada


                     (10.6)  Form of Change of  Exhibit 10.5 to Annual
                     Control Employment         Report to Form 10-K for
                     Agreement between First    the year ended December
                     National and each          31, 1995
                     Executive Officer other
                     than R. Carlos Carballada

                     (10.7)  Form of Stock      Exhibit 4.2 to Form S-8
                     Option Agreement pursuant Registration Statement to 1992 Stock Option Plan No. 333-15325, filed
                     between the Registrant     November 1, 1996
                     and each Executive
                     Officer


                     (10.8)  Form of Stock      Exhibit 4.4 to Form S-8
                     Option Agreement pursuant  Registration Statement
                     to 1995 Non-employee       No. 333-15325, filed
                     Director Stock Option      November 1, 1996
                     Plan between the
                     Registrant and each
                     outside Director of the
                     Registrant

                     (10.9)  401(k) Stock       Exhibit 4.5 to Form S-8
                     Purchase Plan              Registration Statement
                                                No. 333-15325, filed
                                                November 1, 1996

                     (10.10)  Employee Stock    Exhibit 4.6 to Form S-8
                     Purchase Plan              Registration Statement
                                                No. 333-15325, filed
                                                November 1, 1996

                     (10.11)  Loan agreements   Exhibit 10.14 and 10.15
                     between First National     to Form 8 filed April 22,
                     and Executive Square       1992
                     Associates, related to
                     Estate of Fred B. Kravetz


                     (10.12)  Loan agreement    Exhibit 10.17 to Form 8
                     between First National     filed April 22, 1992
                     and Prioneer Daycare
                     Company, related to
                     Michael J. Falcone

                     (10.13) Loan agreements    Exhibit 10.19 to Form 8
                     between First National     filed April 22, 1992
                     and Carl R. Reynolds


                     (10.14) Line of Credit Exhibit 10.17 to Annual agreements between First Report on Form 10-K for National and JML Optical year ended December 31, Industries, Inc., related 1993 to Joseph M. Lobozzo II

                     (10.15) Loan agreements Exhibit 10.13 to Annual between First National Report on Form 10-K for and Joseph M. Lobozzo II year ended December 31,
                                                1994

                     (10.16) Loan modification Exhibit 10.15 to Annual agreements between First Report on form 10-K for National and Executive year ended December 31,
                     Square Associates,         1994
                     related to Estate of Fred
                     B. Kravetz
                     (10.17)  Loan              Exhibit 10.16 to Annual
                     modification agreements Report on form 10-K for between First National year ended December 31,
                     and Pioneer Daycare        1994
                     Company, related to
                     Michael J. Falcone

                     (10.18)  Residential       Exhibit 10.1 to Form 10-Q
                     Mortgage Loan Agreement    for period ended June 30,
                     between Stacy C. Campbell  1995
                     and First National

                     (10.19)  Lease Agreement   Exhibit 10.2 to Form 10-Q
                     between Southtown Plaza    for period ended June 30,
                     Associates, related to     1995
                     William Levine, and First
                     National

                     (10.20)  Residential       Exhibit 10.1 to Form 10-Q
                     Mortgage Loan Agreements   for period ended
                     between Russell Family     September 30, 1995
                     Associates, related to H.
                     Bruce Russell, and First
                     National


                     (10.21)  Commercial Loan   Exhibit 10.2 to Form 10-Q
                     Agreements between Estate  for period ended
                     of Fred B. Kravetz and     September 30, 1995
                     First National

                     (10.22)  Commercial Line   Exhibit 10.3 to Form 10-Q
                     of Credit Agreement        for period ended
                     between GLC Outsourcing    September 30, 1995
                     Services, Inc., related
                     to James D. Ryan, and
                     First National

                     (10.23) Commercial Loan    Page 19
                     Agreements between Estate
                     of Fred B. Kravetz and
                     First National
                     (10.24) Commercial Loan    Page 43
                     Agreements between Deal
                     Road Associates, L.P.,
                     related to Estate of Fred
                     B. Kravetz, and First
                     National

                     (10.25) Commercial Line    Page 66
                     of Credit Agreements
                     between Lauri Kuskin and
                     First National
                     (10.26)  Commercial Loan   Page 73
                     Agreements between Fred
                     Kravetz and William
                     Levine Partners, related
                     to the Estate of Fred B.
                     Kravitz and to William
                     Levine, and First
                     National

                     (11)  Statement of
                     Computation of             Page 91
                     Earnings per share

                     (13)  Annual Report to     Page 92
                     Shareholders for
                     the year ended December
                     31, 1996


                     (21)  Subsidiaries         Page 151

                     (23)  Consent of KPMG      Page 152
                     Peat Marwick LLP


                     (27)  Financial Data       Page 153
                     Schedule