Form 10-Q
period 1997-03-31
FNB ROCHESTER CORP
filed 1997-05-07
CIK 745087

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended March 31, 1997

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to
               _____________


               Commission file number 0-13423

                                 FNB Rochester Corp.
                (Exact name of registrant as specified in its charter)

                    New York                               16-1231984
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)

             35 State St., Rochester. New York                14614
          (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code (716) 546-3300


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          Yes    X     No ______.
               _____

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                    Outstanding at May 5, 1997
          Common stock, $1.00 par value                3,578,978

                                        INDEX
                                                                 Page No.

          Part I    Financial Information

                    Condensed consolidated
                    balance sheets - March 31, 1997
                    and December 31, 1996                               3-4

                    Condensed consolidated statements of
                    income for the three months ended
                    March 31, 1995 and 1996                               5


                    Condensed consolidated statements of cash
                    flows for the three months ended March
                    31, 1997 and 1996                                   6-7

                    Notes to condensed consolidated financial
                    statements                                         8-10

                    Management's discussion and analysis of
                    financial condition and results of operations     11-14


          Part II   Other information                                 15-16

                    Index of Exhibits                                    17

                            PART I - FINANCIAL INFORMATION

                          FNB ROCHESTER CORP. AND SUBSIDIARY

                        Condensed Consolidated Balance Sheets
                                     (unaudited)
                        (In thousands, except per share data)

                                                  March 31,   December 31,
                                                     1997         1996
                                                    _____        _____
                Assets

    Cash and due from banks                          $18,194       $20,060


    Interest-bearing deposits with other banks         1,072         1,121

    Federal funds sold                                13,400         1,500

    Securities available-for-sale, at fair            89,374        72,318
    value

    Securities held-to-maturity (fair value of
    $28,464 in 1997 and $29,304 in 1996)              28,906        29,532

    Loans:
        Commercial                                   188,098       187,721
        Mortgage                                      75,272        71,263
        Home Equity                                   21,528        21,297

        Consumer                                      22,897        23,153
                                                                    ______
            Total loans                              307,795       303,434
        Net deferred loan fees                           248           226
        Allowance for loan losses                    (5,672)       (5,696)
                                                      ______        ______
            Net loans                                302,371       297,964

    Premises and equipment, net                        8,921         9,152

    Accrued interest receivable                        3,686         3,242


    FHLB and FRB stock                                 1,655         1,516

    Other assets                                       1,407         1,493
                                                       _____         _____

            Total assets                            $468,986      $437,898
                                                     =======       =======

                                      (Continued)

                          FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Balance Sheets (unaudited), continued
                         (in thousands except per share data)

                                                  March 31,    December
                                                                 31,
                                                     1997        1996
                                                     ____        ____


      Liabilities and shareholders' equity
    Deposits:
      Demand:
         Non-interest bearing                      $  58,826    $ 56,111
         Interest bearing - NOW                       59,582      63,702
       Savings and money market                       82,004      81,018

       Certificates of deposit:
          Under $100,000                             145,768     141,504
          $100,000 and over                           82,816      62,436
                                                      ______      ______
                Total deposits                       428,996     404,771
    Securities sold under agreement to
    repurchase and short-term borrowings               1,370         786


    Accrued interest payable and other                 8,761       2,900
    liabilities

    Long-term debt                                       210         210
                                                         ___         ___

                Total liabilities                    439,337     408,667
                                                     _______      ______

    Shareholders' equity:

      Common stock, $1 par value;
      authorized 5,000,000 shares; issued
      and outstanding 3,576,682 in 1997
                                                       3,577       3,571      and 3,571,063 in 1996

      Additional paid in capital                      13,100      13,035
      Undivided profits                               13,259      12,357
      Unrealized net holding gain (loss)
      on securities available-for-sale,                (287)         268
      net of taxes in 1996                              ---          ___

                Total shareholders' equity            29,649      29,231
                                                      ______      ______

                Total liabilities and               $468,986  $  437,898
                shareholders' equity                 =======     =======


    See accompanying notes to condensed consolidated financial statements

                       FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except for share data)


                                                 Three months ended
                                                      March 31,

                                                     1997     1996
                                                     ____     ____

    Interest Income:

      Interest and fees on loans:
        Commercial                                $ 4,337    $ 4,014
        Mortgage                                    1,357        946
        Home equity                                   469        457
        Consumer                                      497        424
                                                      ___        ___
          Total interest and fees on loans          6,660      5,841

          Federal funds sold and time deposits         87         64
          Securities                                1,809      1,682
                                                    _____      _____
          Total interest income                     8,556      7,587
                                                    _____      _____
    Interest expense:
      Savings, NOW and money market accounts          745        740
      Certificates of deposit                       2,990      2,343
      Short-term borrowings and other                  20         53
                                                       __         __
        Total interest expense                      3,755      3,136
                                                    _____      _____
        Net interest income                         4,801      4,451

    Provision for loan losses                           -          -
                                                        _          _
        Net interest income after provision
        for loan losses                             4,801      4,451
                                                    _____      _____
    Non-interest income:
      Service charges on deposit accounts             391        344
      Credit card fees                                193        152
      Loan servicing fees                              65         70
      Other operating income                          158        158
                                                      ___        ___
      Total non-interest income                       807        724
                                                      ___        ___

    Non-interest expense:
      Salaries and employee benefits                2,372      2,279
      Occupancy                                       903        822
      Marketing and public relations                  137        150
      Office supplies, printing and postage           151        150
      Processing fees                                 269        264
      Legal                                            57         63
      Other                                           393        380
                                                      ___        ___

        Total non-interest expenses                 4,282      4,108
                                                    _____      _____
          Income before income taxes                1,326      1,067

      Income tax expense                              424        299
                                                      ___        ___
          Net income                                $ 902      $ 768
                                                      ===        ===

          Weighted average shares outstanding-  3,726,003  3,639,803
          primary                               =========  =========

          Net income per common share -            $  .24    $   .21
          primary                                     ===        ===


          See accompanying notes to condensed consolidated financial statements.

                          FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Cash Flows (unaudited)
                                    (In thousands)

                                                 Three months ended
                                                     March 31,


                                                   1997      1996
                                                   ____      ____


    Cash flows from operating activities:
      Net income                                 $   902   $   768

    Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                384       321
        Amortization of goodwill                       -        79
        Increase in mortgage loans                (1,978)     (587)
        held-for-sale

        (Increase) decrease in accrued interest     (444)      211
        receivable
        Decrease in other assets                     265        78
        Increase in accrued interest payable       6,040        76
        and other liabilities                      _____        __

            Net cash provided by operating         5,169       946
            activities                             _____       ___

    Cash flows from investing activities:

        Securities available-for-sale:
            Purchase of securities               (19,380)   (4,662)
            Proceeds from maturities               1,591     6,879
        Securities held-to-maturity:
            Purchase of securities                  (288)     (157)

            Proceeds from maturities                 914     2,051
        Loan origination and principal            (2,429)  (14,038)
        collection, net
        Capital expenditures, net                   (153)   (1,345)
        Increase in other assets - investing        (140)     (217)
                                                     ___       ___

            Net cash used by investing           (19,885)  (11,489)
            activities                            ______    ______

    Cash flows from financing activities:


      Net decrease in demand, savings, NOW and
      and money market accounts                     (419)   (4,728)
      Certificates of deposit accepted and        24,644     11,27
      repaid, net
        Decrease (increase) in short-term
        borrowing and securities                     584    (4,186)
        sold under agreement to repurchase
        Increase in long-term debt                     -       210
        Payment of common stock dividend            (179)        -
        Employee common stock purchase and
        exercise
        of option to purchase common stock            71         -
                                                      __         _


            Net cash provided by financing        24,701     2,575
            activities                            ______     _____

            Increase (decrease) in cash and        9,985    (7,968)
            cash equivalents


                                 (Continued)

                  FNB ROCHESTER CORP. AND SUBSIDIARY
     Consolidated Statements of Cash Flows (unaudited), continued
                            (in thousands)
                                                 Three months ended
                                                     March 31,

                                                   1997      1996
                                                   ____      ____

            Cash and cash equivalents at          21,681    23,923
            beginning of year                     ______    ______

            Cash and cash equivalents at end    $ 31,666  $ 15,955
            of period                             ======    ======



    The Company paid cash during the three months ended March 31, 1997 and 1996 as follows:

        Interest                                 $ 3,543   $ 3,025
        Taxes                                        201         -

          See accompanying notes to condensed consolidated financial statements.

                          FNB ROCHESTER CORP. AND SUBSIDIARY

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

                    The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1996 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended March 31, 1997. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

          (2)       Allowance for Loan Losses

                    Changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996 are as follows:


                                               1997            1996
                                               ____            ____
    Balance at beginning of period         $  5,696        $  5,776
    Provisions (recovery for loan                 -               -
    losses)
    Loans charged off                         (107)            (44)
    Recoveries on loans previously               83              71
    charged-off                                  __              __
    Balance at end of period                $ 5,672          $5,803
                                              =====           =====


                    The principal balance of loans not accruing interest totaled $1,524,000 and $1,896,000 at March 31, 1997 and
                    1996 respectively and $1,419,000 at December 31, 1996.


                    At March 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired totaled $2,542,000 and $243,000, respectively. The average recorded investments in impaired loans during the three months ended March 31, 1997 and 1996 was approximately $2,471,000 and $243,000, respectively. For the three months ended March 31, 1997, the Company recognized $54,000 in interest income on the impaired loans during the period in which they were considered impaired. No interest income was recognized on impaired loans in the three-month period ended March 31, 1996.

          (3)       Income per Common Share

                    Per share data is based upon the weighted average number of common shares and equivalents (stock options) outstanding during the period. Fully diluted per share data is not applicable. The weighted average number of shares and equivalents outstanding during the period ended March 31, 1997 and 1996 amounted to 3,726,003 and 3,639,803 respectively.

                    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                    Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

                    Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. Management has determined that the adoption of this Statement will not have a material impact on the Company's statement of earnings per share.

          (4)       Stock Option Plans

                    The Company has incentive stock option plans under which options to acquire 325,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At March 31, 1997, options to purchase 317,600 shares were held by grantees under the plan. The range of exercise prices of the options is $5.63 to $12.75 per share with an average exercise price of $7.30 per share. At March 31, 1997, options to acquire 243,100 shares were exercisable. The remaining options become exercisable at various times through December 1999. As of March 31, 1997 options to acquire 3,600 shares have been exercised.

                    On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As disclosed in the Company's Form 10-K for the period ended December 31, 1996, the adoption of SFAS No. 123 did not have a material impact.

          (5)       Dividends

                    The Company declared a $.05 per share dividend on common stock in December 1996 payable January 31, 1997
                    to shareholders of record January 15, 1997.   The
                    dividend is the first dividend the Company has declared since 1991.

                         FNB ROCHESTER CORP.  AND SUBSIDIARY

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1996 contained in the Company's Form 10-K for the period then ended and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's Financial position or operating results.

                    Overview


                    Total assets increased $31 million, or 7.1% in the first three months of 1997. Loans increased $4.4 million, or 1.4% as compared to December 31, 1996. The loan growth has been primarily in residential mortgages. Because of the reduced rate of growth in demand for loans, the Company increased investments in securities available-for-sale by $17.1 million, or 23.6%, over the amount at year end. Available-for-sale securities that were accounted for at their trade dates in March and that will be delivered to the Company in April and May accounted for $5.8 million of the increase in available-for-sale securities. Deposits increased $24.2 million, or 6%, to $429 million as compared to $404.8 million at December 31, 1996. $20.4 million of the increase was in certificates of deposit of $100,000 or more and of that total $17.4 million was in public fund certificates. $14 million of the public fund increase was the result of an increase in one municipal relationship. Other deposit increases from December 31, 1996 were $2.7 million for demand, $986,000 for Savings and Money Market, and $4.3 million for certificates less than $100,000. NOW accounts declined $4.1 million.

                    Net income for the three months ended March 31, 1997 increased $134,000, or 17.4%, to $902,000 from $768,000 for the same period in 1996. Income per share increased to $.24, up $.03 in comparison to $.21 for the three months ended March 31, 1996. The increase was primarily due to an increase of $350,000, or 7.9%, in net interest income. For the three-month period ended March 31, 1997, non-interest income increased $83,000, or 11.5%, and non-interest expense increased $174,000, or 4.2%. 1997 non-interest expense showed increases in salaries and employee benefits and occupancy.

                    Net Interest Income

                    Small business and residential mortgage lending continues to provide much of the Company's loan growth. The increase in net interest income in the period ended March 31, 1997 as compared to the same period in 1996 is primarily the result of that increased lending activity with offsetting interest expense from increased certificate of deposit volumes. After remaining relatively stable through the first nine months of 1996 the net interest margin declined to 4.61% for the December 1996 quarter from 4.83% for the September 1996 quarter and has further declined to 4.56% for the quarter ended March 31, 1997. The decline in the margin is primarily due to the deposit mix with its greater emphasis on higher interest rate certificates of deposit and the increase in the residential mortgage portfolio and securities available-for-sale. The margin may continue to decline, and will be more likely to do so, if loan demand remains at current levels. Residential mortgages typically have a lower interest rate than other types of loans and the Company's securities investments typically carry interest rates lower than loans.

                    Increased loan volume resulted in interest and fees on loans increasing $819,000, or 14%, for the three-month period ended March 31, 1997 as compared to the same period in 1996. Interest and fee income increased $1,027,000 because of increased volumes and declined $208,000 due to rates.

                    Average commercial loans increased $18.7 million, or 11.1%, from the period ended March 31, 1996 to the period ended March 31, 1997. The increased volume contributed $433,000 to income, which was partially offset by rate declines that reduced income by $110,000. Average mortgage loans increased $23 million, or 45.7%. The increase in the mortgage portfolio was primarily made up of 15 year fixed rate mortgages. Increased mortgage volumes resulted in an increase in interest income of $426,000 while lower rates caused a $15,000 decline for a net increase of $411,000. Average home equity loans and consumer loans increased $5.3 million with an increase in income of $85,000. Average securities increased $5.4 million and income from those investments increased $127,000.

                    Interest expense increased $619,000, or 19.7%, for the three-month period ended March 31, 1997 as compared to the period ended March 31, 1996. The savings, NOW, and money market categories have shown a modest decline and the interest expense associated with those deposits is relatively unchanged. Average balances for certificates of deposit increased $45.7 million for the three-month period and the Bank's deposit growth in certificates of deposit resulted in $632,000 additional interest expense due to increased balances and $15,000 because of increased rates.

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

                    The Bank had net charge-offs of $25,000 for the three-month period ended March 31, 1997 as compared to net recoveries of $27,000 for the same period in 1996. Net charge-offs (recoveries) (annualized) as a percent of average loans were .03% and (.04)% for the three months ended March 31, 1997 and 1996. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable periods were 1.84% and 2.16%, respectively. Non performing assets declined $418,000, or 20.5% to $1,623,000 at March 31, 1997 from $2,041,000 at March 31, 1996. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at March 31, 1997 to absorb anticipated losses. Management believes that the inherent risk in the current portfolio has already been provided for, and because of credit standards that the Bank has implemented, new loans are expected to be of high quality. However, should the market or the economy change significantly, some provision could be required in 1997.

                    Non-Interest Income and Non-Interest Expense

                    Non-interest income of $807,000 for the first three months of 1997 represents an increase of $83,000, or 11.5%, from $724,000 for the comparable period in 1996. The increase was primarily the result of increases in service charges on deposit accounts and credit card fees.

                    Non-interest expense was $4,282,000 for the first three months of 1997 as compared to $4,108,000 for the comparable period in 1996, an increase of $174,000, or 4.2%. The largest components of non-interest expense for the three-month period ended March 31, 1997 were salaries and employee benefits of $2,372,000 which increased $93,000, or 4.1%, from $2,279,000 for the same period in 1996 and occupancy which increased $81,000, or 9.9%. Both increases were caused primarily by expenses associated with new banking offices as well as normal salary increases and promotions. While operating expenses have continued to increase, the Company's operating expense as a percent of average assets is declining. The ratio has declined, from 5.18%, 4.28% and 4.02% for the years ended December 31, 1994, 1995 and 1996 respectively, to 3.84% for the three-month period ended March 31, 1997. The ratio for the three-month period ended March 31, 1996 was 4.23%.

                    Provision for Income Taxes

                    The provision for income tax was $424,000 for the period ended March 31, 1997 as compared to $299,000 at March 31, 1996. The Company's effective tax rates for the periods were 32% and 28% for 1997 and and 1996 respectively. During both the periods ended March 31, 1997 and 1996 the Company reduced its effective tax rate by recognizing deductible temporary differences for which a valuation allowance had previously been established.

                    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income for the period that includes the enactment date.

                    The realization of deductible temporary differences depends on the Company having sufficient taxable income within the carry back period permitted by the tax law to allow for utilization of deductible amounts. A valuation allowance has been established for the portion of the Company's net deductible temporary differences which are not expected to be realized.

                    Capital Adequacy

                    Total shareholders' equity was $29,649,000 at March 31, 1997, which represents an increase of $418,000, or 1.4% from $29,231,000 at December 31, 1996. Shareholders' equity increased primarily as a result of $902,000 of retained earnings offset by a decline of $555,000 from a decrease in the market value of the available-for-sale securities portfolio.

                    At March 31, 1997, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 10.09% and 11.35% respectively, at March 31, 1997. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets, while banking organizations that are not top-rated according to regulators' "Camel" ratings, must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at March 31, 1997 was 6.72%.

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

                    The vast majority of the assets of the Company are held by the Bank. Dividends and cash advances to the Company from the Bank are subject to standard bank regulatory constraints. An analysis of projected expenses and cash flows indicates that the Company has sufficient cash to meet its anticipated cash obligations through 1997.

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



                                             FNB ROCHESTER CORP.



          Date May 7, 1997                   s\s Stacy C. Campbell
               ____________                  _____________________
                                             Stacy C. Campbell
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Duly Authorized Officer)

                                  INDEX OF EXHIBITS


                  [S]                           [C]
                  Exhibit                       Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where exhibit may be
                                                found:

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
                  6, 1992

                  (3.3)    By-laws of the       Exhibit 3.3 to Annual
                  Registrant, as amended.       Report on Form 10-K  for
                                                the year ended December
                                                31, 1992

                  (27) Financial Data Schedule  Page 19

          Financial Data Schedules were filed electronically with the Securities and Exchange Commission.