Form 10-Q
period 1997-06-30
FNB ROCHESTER CORP
filed 1997-08-12
CIK 745087

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 30, 1997

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to
               _____________


               Commission file number 0-13423

                                 FNB ROCHESTER CORP.
                                 ____________________
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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                 Outstanding at Aug 5, 1997
          _____________________________   __________________________
          Common stock, $1.00 par value           3,581,887

                                        INDEX

                                                                   Page No.

          Part I    Financial Information

                    Condensed consolidated balance sheets -
                     June 30, 1997 and December 31, 1996                3-4

                    Condensed consolidated statements of
                     income for the six months and three months
                     ended June 31, 1997 and 1996                         5

                    Condensed consolidated statements of cash
                     flows for the six months ended June
                     31, 1997 and 19966-                                  7

                    Notes to condensed consolidated financial
                     statements                                        8-10

                    Management's discussion and analysis of
                     financial condition and results of operations    11-14


          Part II   Other information                                 15-16

                    Index of Exhibits                                    18

                            PART I - FINANCIAL INFORMATION

                          FNB ROCHESTER CORP. AND SUBSIDIARY

                  Condensed Consolidated Balance Sheets (unaudited)
                        (In thousands, except per share data)


                                                    June 30,  December 31,
         Assets                                       1997        1996
         ______                                       ____        ____



      Cash and due from banks                        $20,764       $20,060

      Interest-bearing deposits with other banks       1,089         1,121

      Federal funds sold                               5,600         1,500

      Securities available-for-sale, at fair         106,975        72,318
      value

      Securities held-to-maturity (fair value of
      $27,057 in 1997 and $29,305 in 1996)            27,235        29,532

      Loans:

          Commercial                                 196,168       187,721

          Mortgage                                    78,540        71,263

          Home Equity                                 21,818        21,297

          Consumer                                    24,097        23,153
                                                      ______        ______

              Total loans                            320,623       303,434

          Net deferred loan fees                         252           226

          Allowance for loan losses                  (5,501)       (5,696)
                                                     _______       _______

              Net loans                              315,374       297,964

      Premises and equipment, net                      8,695         9,152

      Accrued interest receivable                      3,647         3,242

      FHLB and FRB stock                               1,655         1,516

      Other assets                                     1,241         1,493
                                                       _____         _____

              Total assets                          $492,275      $437,898
                                                     =======       =======

          Liabilities and shareholders' equity


      Deposits:

          Demand:

              Non-interest bearing                    $ 62,755      $ 56,111
              Interest bearing                          70,969        63,702

          Savings and money market                      82,430        81,018

          Certificates of deposit:

              Under $100,000                           145,371       141,504

              $100,000 and over                         92,336        62,436

                  Total deposits                       453,861       404,771

      Securities sold under agreement to
      repurchase and short-term borrowings               3,955           786

      Accrued interest payable and other                 3,115         2,900
      liabilities

      Long-term debt                                       210           210
                                                                        ____

                  Total liabilities                    461,141       408,667

      Shareholders' equity:
      Common stock, $1 par value; authorized
      5,000,000 shares; issued and outstanding
      3,580,797 in 1997 and 3,571,063 in 1996

      Additional paid in capital                        13,152        13,035

      Undivided profits                                 14,084        12,357

      Unrealized net holding gain on securities
      available-for-sale, net of taxes in 1996             317           268
                                                           ___           ___

         Total shareholders' equity                     31,134        29,231
                                                       _______       _______

         Total liabilities and shareholders'       $   492,275   $   437,898
         equity                                        =======       =======

      See accompanying notes to condensed consolidated financial statements

                          FNB ROCHESTER CORP. AND SUBSIDIARY
               Condensed Consolidated Statements of Income (unaudited)
                        (In thousands, except for share data)

                                    Six months ended       Three months ended
                                        June 30,               June 30,
                                    1997       1996        1997       1996
      Interest income:

      Interest and fees on loans:

          Commercial                   $ 8,861    $ 8,210     $4,524      4,196
          Mortgage                       2,804      2,084      1,447      1,138
          Home equity                      968        925        499        468
          Consumer                       1,012        906        515        482
                                         _____        ___        ___        ___
      Total interest and fees on        13,645     12,125      6,985      6,284
      loans

      Federal funds sold and time          207         97        120         33
      deposits

      Securities                         3,983      3,302      2,174      1,620
                                         _____     ______      _____      _____

        Total interest income           17,835     15,524      9,279      7,937
                                        ______     ______      _____      _____

      Interest expense:

        Savings, checking and            1,548      1,511        803        771
        money market accounts

        Certificates of deposit          6,310      4,823      3,320      2,480

        Short-term borrowings and           62         82         42         29
        other                               __        ___       ____        ___

          Total interest expense         7,920      6,416      4,165      3,280
                                         _____      _____      _____      _____

          Net interest income            9,915      9,108      5,114      4,657

      Provision for loan losses              -          -          -          -
                                           ___         __        ___       ____

          Net interest income
          after provision for loan       9,915      9,108      5,114      4,657
          losses                         _____      _____      _____      _____

      Non-interest income:

        Service charges on deposit         819        719        428        375
         accounts

        Credit card fees                   374        349        181        197

        Loan servicing fees                131        137         66         67

        Other operating income             317        295        159        137
                                           ___        ___        ___        ___

          Total non-interest             1,641      1,500        834        776
          income                         _____      _____        ___       ____

      Non-interest expense:

        Salaries and employee            4,720      4,513      2,348      2,234
        benefits

        Occupancy                        1,856      1,666        953        844

        Marketing and public               293        267        156        117
        relations

        Office supplies, printing          314        314        163        164
        and postage

        Processing fees                    499        493        230        229

        Legal                              114        126         57         63

        Other                              844        769        451        389
                                          ____        ___        ___        ___

          Total non-interest             8,640      8,148      4,358      4,040
          expenses                       _____      _____      _____      _____

      Income before income taxes         2,916      2,460      1,590      1,393
      Income tax expense                   939        689        515        390
                                           ___        ___        ___        ___
         Net income                    $ 1,977    $ 1,771    $ 1,075    $ 1,003
                                        ======      =====      =====      =====
         Weighted average shares
         outstanding-primary         3,725,563  3,569,737  3,724,974  3,570,510
                                     =========  =========  =========  =========

         Net income per common          $  .53    $   .50    $   .29     $  .28
         share - primary                 =====      =====       ====       ====

     See accompanying notes to condensed consolidated financial statements.

                          FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Cash Flows (unaudited)
                                    (In thousands)

                                                     Six months ended
                                                         June 30,
                                                     1997       1996
      Cash flows from operating activities:
        Net income                                 $   1,977  $   1,771

      Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                  791        690
          Amortization of goodwill                         -         79
          Increase in mortgage loans held-for-       (1,010)      (405)
          sale
          Increase in accrued interest receivable      (405)       (61)
          (Increase) decrease in other assets            230      (209)
          Increase in accrued interest payable           143      2,179
          and other liabilities                          ___      _____

              Net cash provided by operating           1,726      4,044
              activities                               _____      _____

      Cash flows from investing activities:
          Securities available-for-sale:
            Purchase of securities                  (40,195)   (11,613)
            Proceeds from maturities                   5,620     10,259
            Proceeds from sales                            -      4,022
          Securities held-to-maturity:
            Purchase of securities                     (474)    (2,503)
            Proceeds from maturities                   2,771      3,215

          Loan origination and principal            (16,410)   (35,507)
          collection, net

          Capital expenditures, net                    (334)    (1,879)

          Increase in other assets - investing         (139)      (217)
                                                       _____      _____
              Net cash used by investing            (49,161)   (34,223)
              activities

      Cash flows from financing activities:

          Net increase in demand, savings and
          money market accounts                       15,323     10,567

          Certificates of deposit accepted and
          repaid, net                                 33,767     12,900

          Increase in short-term borrowing and
          securities sold under agreement to           3,169        814
          repurchase

          Increase in long-term debt                       -        210
          Payment of common stock dividend             (179)          -

          Employee common stock purchase and             127         10
          exercise of option to purchase common          ___         __
          stock
              Net cash provided by financing          52,207     24,501
              activities                              ______     ______

              Increase (decrease) in cash and          4,772   (5,678)
              cash equivalents

      Cash and cash equivalents at beginning of       21,681     23,923
      year                                            ______    _______

      Cash and cash equivalents at end of period    $ 26,453   $ 18,245
                                                      ======     ======

      The Company paid cash during the six months ended June 30, 1997 and 1996 as follows:

          Interest                                   $ 7,635    $ 6,305
          Taxes                                        1,216        535

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

              The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1996 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended June 30, 1997. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

          (2) Allowance for Loan Losses

              Changes in the allowance for loan losses for the six months ended June 30, 1997 and 1996 are as follows:

                                                1997      1996
                                                ____      ____

                Balance at beginning of       $5,696    $5,776
                period

                Provisions (recovery) for          -         -
                loan losses

                Loans charged off              (328)      (44)

                Recoveries on loans             133         71
                previously charged-off         ____        ___

                Balance at end of period     $ 5,501   $ 5,803
                                              ======    ======

              The principal balance of loans not accruing interest totaled $2,244,000 and $1,865,000 at June 30, 1997 and 1996 respectively and $1,419,000 at December 31, 1996.

              At June 30, 1997 and 1996, the recorded investment in loans that are considered to be impaired totaled $2,665,000 and $253,000, respectively. The average recorded investments in impaired loans during the six months ended June 30, 1997 and 1996 was approximately $2,502,000 and $245,000, respectively. For the six months ended June 30, 1997, the Company recognized $112,000 in interest income on the impaired loans during the period in which they were considered impaired. No interest income was recognized on impaired loans in the six-month period ended June 30, 1996.

          (3) Income per Common Share

              Per share data is based upon the weighted average number of common shares and equivalents (stock options) outstanding during the period. Fully diluted per share data is not applicable. The weighted average number of shares and equivalents outstanding during the period ended June 30, 1997 and 1996 amounted to 3,725,563 and 3,569,737 respectively for the six-month period and 3,724,974 and 3,570,510 for the three-month period.

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

              Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. Management has determined that the adoption of this Statement will not have a material impact on the Company's stated earnings per share.

          (4) Stock Option Plans

              The Company has incentive stock option plans under which options to acquire 325,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At June 30, 1997, options to purchase 317,600 shares were held by grantees under the plan. The range of exercise prices of the options is $5.63 to $12.75 per share with an average exercise price of $7.30 per share. At June 30, 1997, options to acquire 258,100 shares were exercisable. The remaining options become exercisable at various times through December 1998. As of June 30, 1997 options to acquire 3,600 shares have been exercised.

              On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As disclosed in the Company's Form 10-K for the period ended December 31, 1996, the adoption of SFAS No. 123 did not have a material impact.

          (5) Dividends

              The Company declared a $.07 per share dividend on common stock on June 24, 1997 payable July 31, 1997 to shareholders of record July 15, 1997. The dividend increased $.02 per share as compared to the $.05 per share dividend on common stock declared in December 1996 and payable January 31, 1997. Dividends are expected to be declared semiannually. The January 1997 dividend was the first dividend the Company had declared since 1991.

          (6) New Accounting Pronouncements

              In February 1997 the Financial Accounting Standards Board
              (FASB) issued Statement No. 129 entitled Disclosure of Information About Capital Structure. The Statement applies to all entities, public and nonpublic, that have issued securities addressed by this Statement. This Statement is effective for financial statements for the periods ending after December 15, 1997. This Statement has no impact on the Company since it contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement No. 47.

              In June 1997 FASB issued Statement No. 130 entitled Reporting Comprehensive Income. Comprehensive Income is defined as A the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Statement is effective for fiscal years beginning after December 15, 1997 and requires that items that meet the definition of components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. While this Statement will increase the Company's financial disclosures it will have no impact on operating results.

              FASB Statement No. 131 entitled Disclosures about Segments of an Enterprise and Related Information was also issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, services geographic areas, and major customers. This Statement will increase the Company's financial disclosures but will have no impact on operating results.

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

          OVERVIEW

          Total assets increased $54 million, or 12.4% in the first six months of 1997. Loans increased $17.2 million, or 5.7% as compared to December 31, 1996 and deposits increased $49 million, or 12.1%. The loan growth has been primarily in commercial loans and residential mortgages. Because of the reduced rate of growth in demand for loans as compared to deposit growth, the Company increased investments in securities available-for-sale by $34.7
          million, or 47.9%, over the amount at year end.   Deposits
          increased to $454 million as compared to $405 million at December 31, 1996. $29.9 million of the increase was in certificates of deposit of $100,000 or more and of that total $26.9 million was in public fund certificates. $14 million of the public fund increase was the result of an increase in one municipal relationship. Other deposit increases from December 31, 1996 were $6.6 million for demand, $7.3 million for interest checking, $1.4 million for Savings and Money Market, and $3.9 million for certificates less than $100,000.

          Net income for the six- month and three-month periods ended June 30, 1997 increased $206,000, or 11.6%, and $72,000, or 7.2%, respectively, as compared to the same period in 1996. Income per share increased to $.53, up $.03 in comparison to $.50 for the six months ended June 30, 1996 and increased $.01 per share to $.29 for the three-month period. The increases in both periods were primarily due to increased net interest income. Net interest income increased $807,000, or 8.9% for the six-month period and $457,000, or 9.8% for the three-month period as compared to the same periods in 1996. For the six-month period ended June 30, 1997, non-interest income increased $141,000, or 9.4%, and non-interest expense increased $492,000, or 6%. As in the first quarter of 1997, non-interest expense showed increases in salaries and employee benefits and occupancy.


          NET INTEREST INCOME

          Commercial mortgage and residential mortgage lending have provided much of the Company's loan growth. The increases in net interest income in the six-month and three-month periods ended June 30, 1997 as compared to the same periods in 1996 are primarily the result of that increased lending activity and increased securities available-for-sale, with offsetting interest expense from increased certificate of deposit volumes. Net interest margin declined somewhat for the three-month period ended June 30, 1997, to 4.51% from 4.56% for the three-month period ended March 31, 1997. The decline in the margin is primarily due to the deposit mix with its greater emphasis on higher interest rate certificates of deposit and the increase in the residential mortgage portfolio and securities available-for-sale. The margin may be expected to continue to decline if deposits continue to grow primarily through higher interest rate certificates of deposit and if commercial loan demand remains at current levels so that deposit growth is used primarily to fund residential mortgages and securities-available-for-sale. Residential mortgages typically have a lower interest rate than other types of loans and the Company's securities investments typically carry interest rates lower than loans. Increased loan volume resulted in interest and fees on loans increasing $1,520,000, or 12.5%, for the six-month period ended June 30, 1997 as compared to the same period in 1996. Interest and fee income increased $1,766,000 because of increased volumes and declined $246,000 due to lower rates.

          Average commercial loans increased $16.2 million, or 9.4%, from the period ended June 30, 1996 to the period ended June 30, 1997. The increased volume contributed $758,000 to income, which was partially offset by rate declines that reduced income by $107,000. Average mortgage loans increased $19.9 million, or 35.9%. The increase in the mortgage portfolio was primarily made up of 15 year fixed rate mortgages. Increased mortgage volumes resulted in an increase in interest income of $740,000 while lower rates caused a $20,000 decline for a net increase of $720,000. Average home equity loans and consumer loans increased $3.9 million with an increase in income of $149,000. Average securities increased $18.1 million and income from those investments increased $681,000. To lessen both interest rate risk and market risk, $18 million of the securities purchased in the six-month period have been variable rate. While the variable rate securities typically carry a lower rate than the fixed rate they have less market risk should the Company need to liquidate them to fund loan growth or deposit outflows.

          Interest expense increased $1,504,000, or 23.4%, for the six-month period ended June 30, 1997 as compared to the period ended June 30, 1996. The net average balance total of savings, interest checking, and money market categories have shown a modest decline of $770,000, or .5% and the interest expense associated with those deposits is relatively unchanged. Average balances for certificates of deposit increased $28.9 million for the six-month period and the Bank's deposit growth in certificates of deposit resulted in $1,381,000 additional interest expense due to increased balances and $106,000 because of increased rates.

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

          The Bank had net charge-offs of $195,000 for the six-month period ended June 30, 1997 as compared to net recoveries of $126,000 for the same period in 1996. Net charge-offs (recoveries) (annualized) as a percent of average loans were .13% and (.09)% for the six months ended June 30, 1997 and 1996. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable periods were 1.71% and 2.03%, respectively. Non performing assets increased $531,000, or 25.2% to $2,642,000 at June 30, 1997 from $2,111,000 at June 30,
          1996. $522,000 of the increase is for a loan that is categorized as nonaccrual because it was expected to be sold to a second mortgage holder in the third quarter. The sale of the loan took place on July 31, 1997. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at June 30, 1997 to absorb anticipated losses. Management believes that the inherent risk in the current portfolio has already been provided for, and because of credit standards that the Bank has implemented, new loans are expected to be of high quality. However, should the market or the economy change significantly, some provision could be required in 1997.

          NON-INTEREST INCOME AND NON-INTEREST EXPENSE

          Non-interest income of $1,641,000 for the first six months of 1997 represents an increase of $141,000, or 9.4%, from $1,500,000 for the comparable period in 1996. The increase was primarily the result of increases in service charges on deposit accounts.

          Non-interest expense was $8,640,000 for the first six months of 1997 as compared to $8,148,000 for the comparable period in 1996, an increase of $492,000, or 6%. The largest components of non-interest expense for the six-month and three-month period ended June 30, 1997 were salaries and employee benefits and occupancy. Salaries and employee benefits increased $207,000, or 4.6%, from $4,513,000 for the six-month period in 1996 and occupancy which increased $190,000, or 11.4%. Both increases were caused primarily by expenses associated with new banking offices as well as normal salary increases and promotions. While operating expenses have continued to increase, the Company's operating expense as a percent of average assets is declining. The ratio has declined, from 5.18%, 4.28% and 4.02% for the years ended December 31, 1994, 1995 and 1996 respectively, to 3.74% for six-month period ended June 30, 1997.

          PROVISION FOR INCOME TAXES

          The provision for income tax was $939,000 for the period ended June 30, 1997 as compared to $689,000 at June 30, 1996. The Company's effective tax rates for the periods were 32% and 28% for 1997 and 1996 respectively. During both the periods ended June 30, 1997 and 1996 the Company reduced its effective tax rate by recognizing deductible temporary differences for which a valuation allowance had previously been established.

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

          CAPITAL ADEQUACY

          Total shareholders' equity was $31,134,000 at June 30, 1997, which represents an increase of $1,903,000, or 6.5% from $29,231,000 at December 31, 1996. Shareholders' equity increased primarily as a result of $1,977,000 in retained earnings offset by dividends of $251,000.

          At June 30, 1997, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 10.12% and 11.38% respectively, at June 30, 1997. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets, while banking organizations that are not top-rated according to regulators' "Camels" ratings, must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at June 30, 1997 was 6.44%.

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

              None

          Item 3.  Defaults upon Senior Securities

              None

          Item 4.  Submission of Matters to a Vote of Security Holders

              a) An Annual Meeting of Shareholders of FNB Rochester Corp. was held May 27, 1997 for the following purpose:

                    1) Nine directors were elected for the ensuing year and votes were cast as follows:

                             Votes                                 Broker   Other
            Name               For   Withheld  Abstain Against   Non-Vote  Non-Vote
            ____             _____   ________  _______ _______   ________  ________
            R. Carlos    3,066,467      6,776        0       0          0         0
            Carballada

            Michael J.   3,067,480      5,763        0       0          0         0
            Falcone

            Gail C.      3,066,771      6,472        0       0          0         0
            Johnston

            Joseph M.    3,066,555      6,688        0       0          0         0
            Lobozzo II

            Francis T.   3,067,615      5,628        0       0          0         0
            Lombardi

            Carl R.      3,063,251      9,992        0       0          0         0
            Reynolds

            H. Bruce     3,064,767      8,476        0       0          0         0
            Russell

            James D.     3,065,526      7,717        0       0          0         0
            Ryan

            Linda        3,060,337     12,906        0       0          0         0
            Cornell
            Weinstein

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


                   Exhibit                      Incorporation by
                                                Reference or page in
                                                sequential numbering
                                                where  exhibit may be
                                                found:

                   (3.1)  Certificate of        Exhibits 4.2-4.5 to
                   Incorporation as             Registration Statement
                   amended, of the Registrant   No. 33-7244, filed July
                                                22, 1986


                   (3.2)  Amendment to          Exhibit 3 to Form 10-Q
                   Certificate of               for period ended
                   Incorporation of Registrant  June 30, 1992
                   dated August 6, 1992


                   (3.3)  By-laws of the        Exhibit 3.3 to Annual
                   Registrant, as               Report on Form 10-K
                   amended                      for the year ended
                                                December 31, 1992


                   (10.1) Residential Mortgage  Page 19
                   Loan Agreement between
                   Stacy C. Campbell and First
                   National Bank of Rochester


                   (27) Financial Data          Page 44
                   Schedule


               (b)  Reports on Form 8-K:

               None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FNB ROCHESTER CORP.

          Date August 8, 1997           s\s Stacy C. Campbell
                                           _____________________
                                             Stacy C. Campbell
                                        Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Duly Authorized Officer)

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
                  6, 1992


                  (3.3)  By-laws of the         Exhibit 3.3 to Annual
                  Registrant, as amended.       Report on Form 10-K for
                                                the year ended December
                                                31, 1992


                  (10.1) Residential Mortgage   Page 19
                  Loan Agreement between Stacy
                  C. Campbell and First
                  National Bank of Rochester

                  (27) Financial Data Schedule  Page 44