Form 10-Q
period 1997-09-30
FNB ROCHESTER CORP
filed 1997-11-10
CIK 745087

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended September 30, 1997
                                              __________________

                                          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to
               _____________


               Commission file number 0-13423
                                      _______

                                 FNB Rochester Corp.
                                 ___________________
          (Exact name of registrant as specified in its charter)

               New York                                16-1231984
               _________                               __________
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)           Identification No.)

              35 State St., Rochester. New York             14614
              _________________________________        _________________
              Address of principal executive offices)    (Zip Code)


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

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class               Outstanding at November 5, 1997
         _____________________________ ________________________________
          Common stock, $1.00 par value           3,586,998

          INDEX


                                                                 Page No.

          Part I    Financial Information

                    Condensed consolidated balance sheets -
                    September 30, 1997 and December 31, 1996       3-4

                    Condensed consolidated statements of
                    income for the nine months and three months
                    ended September 30, 1997 and 1996               5


                    Condensed consolidated statements of cash
                    flows for the nine months ended September
                    30, 1997 and 1996                              6-7

                    Notes to condensed consolidated financial
                    statements                                     8-10

                    Management's discussion and analysis of
                    financial condition and results of operations  11-14


          Part II   Other information                              15-16

                    Index of Exhibits                              18

                            PART I - FINANCIAL INFORMATION

                          FNB ROCHESTER CORP. AND SUBSIDIARY

                  Condensed Consolidated Balance Sheets (unaudited)
                        (In thousands, except per share data)

                                                     September 30,    December 31,
                                                          1997            1996
                                                     _____________    ____________
        Assets
    Cash and due from banks                                $20,044         $20,060
    Interest-bearing deposits with other banks               1,110           1,121
    Federal funds sold                                       1,600           1,500
    Securities available-for-sale, at fair value           119,011          72,318

    Securities held-to-maturity (fair value of
    $27,128 in 1997 and $29,305 in 1996)                    27,116          29,532

    Loans:
        Commercial                                         200,419         187,721
        Mortgage                                            82,004          71,263
        Home Equity                                         22,073          21,297
        Consumer                                            24,066          23,153
                                                            ______          ______
            Total loans                                    328,562         303,434

        Net deferred loan fees                                 270             226
        Allowance for loan losses                          (5,526)         (5,696)
                                                           _______         _______
            Net loans                                      323,306         297,964
    Premises and equipment, net                              8,439           9,152
    Accrued interest receivable                              4,055           3,242
    FHLB and FRB stock                                       1,655           1,516
    Other assets                                             1,173           1,493
                                                             _____          ______
            Total assets                                  $507,509        $437,898
                                                           =======         =======

    Deposits:
        Demand:
            Non-interest bearing                      $     66,503    $     56,111
            Interest bearing                                65,182          63,702
        Savings and money market                            82,242          81,018
        Certificates of deposit:
            Under $100,000                                 145,038         141,504
            $100,000 and over                              100,954          62,436
                                                           _______          ______

                Total deposits                             459,919         404,771
    Securities sold under agreement to repurchase
    and short-term borrowings                               10,680             786

    Accrued interest payable and other liabilities           3,753           2,900

    Long-term debt                                             210             210
                                                               ___             ___

                Total liabilities                          474,562         408,667
                                                           _______          ______
    Shareholders' equity:
    Common stock, $1 par value; authorized
    5,000,000 shares;
    issued and outstanding 3,585,064 in 1997 and
    3,571,563 in 1996
                                                             3,585           3,571
    Additional paid in capital                              13,207          13,035

    Undivided profits                                       15,309          12,357

    Unrealized net holding gain on securities
        available-for-sale, net of taxes                       846             268
                                                               ___             ___
                Total shareholders' equity                  32,947          29,231
                                                            ______          ______
                Total liabilities and                  $   507,509     $   437,898
                shareholders' equity                       =======         =======

    See accompanying notes to condensed consolidated financial statements


                       FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except for share data)


                                    Nine Months ended    Three months ended
                                      September 30,         September 30,
                                       1997       1996       1997        1996
                                       ____       ____       ____        ____
    Interest Income:

     Interest fees on loans
      Commercial                   $ 13,542   $ 12,603     $4,681       4,393
      Mortgage                        4,314      3,306      1,510       1,222
      Home equity                     1,471      1,403        503         478
      Consumer                        1,551      1,422        539         516
                                      _____      _____       ____        ____
       Total interest and fees
       on loans                      20,878     18,734      7,233       6,609
     Federal funds sold and time
     deposits                           355        180        148          83

      Securities                      6,332      4,926      2,349       1,624
                                      _____      _____      _____       _____
       Total interest income         27,565     23,840      9,730       8,316
                                     ______     ______      _____       _____
    Interest expense:
     Savings, checking and
     money market accounts            2,374      2,317        826         806
      Certificates of deposit         9,721      7,474      3,411       2,651
      Short-term borrowings and
      other                             174        104        112          22
                                        ___        ___        ___          __
        Total interest expense       12,269      9,895      4,349       3,479
                                     ______      _____      _____       _____
        Net interest income          15,296     13,945      5,381       4,837

    Provision for loan losses             -          -          -           -
                                          _          _          _           _
        Net interest income
        after provision for loan
        losses                       15,296     13,945      5,381       4,867
                                     ______     ______      _____       _____
    Non-interest income:
      Service charges on deposit
      accounts                        1,271      1,130        452         411
      Credit card fees                  537        547        163         198
      Loan servicing fees               197        203         66          66

      Other operating income            485        490        168         195
                                        ___        ___        ___         ___
      Total non-interest income       2,490      2,370        849         870
                                      _____      _____        ___         ___
    Non-interest expense:
     Salaries and employee
     benefits                         7,159      6,849      2,439       2,336
      Occupancy                       2,778      2,524        922         858
     Marketing and public
     relations                          438        367        145         100
     Office supplies, printing
     and postage                        467        453        153         139
      Processing fees                   724        746        225         253
      Legal                             165        186         51          60

      Other                           1,325      1,155        481         386
                                      _____      _____        ___         ___
     Total non-interest expenses     13,056     12,280      4,416       4,132
                                     ______     ______      _____       _____
     Income before income taxes       4,730      4,035      1,814       1,575
    Income tax expense                1,528      1,149        589         460
                                      _____      _____        ___         ___
          Net income                $ 3,202    $ 2,886     $1,225     $ 1,115
                                      =====      =====      =====       =====
          Weighted average
          shares outstanding -
          primary                 3,734,593  3,570,014  3,751,830   3,570,563
                                  =========  =========  =========   =========
          Net income per common
          share - primary            $  .86    $   .81    $   .33      $  .31
                                        ===        ===        ===         ===


          See accompanying notes to condensed consolidated financial statements.

                          FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Cash Flows (unaudited)
                                    (In thousands)

                                                    Nine months ended
                                                      September 30,


                                                     1997       1996
                                                     ____       ____

    Cash flows from operating activities:
     Net income                                       $3,202    $2,886

    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     1,188     1,060
     Amortization of goodwill                              -        79

     Increase in mortgage loans held-for-sale        (1,664)   (1,234)
     Increase in accrued interest receivable           (813)      (21)
     Increase in other assets                           (57)     (208)
     Increase (decrease) in accrued interest
     payable and other liabilities                     1,032      (42)
                                                       _____      ____

      Net cash provided by operating activities        2,888     2,520
                                                       _____      ____

    Cash flows from investing activities:

      Securities available-for-sale:
       Purchase of securities                       (57,224)   (13,493)
       Proceeds from maturities                       11,497    15,485

       Proceeds from sales                                 -     4,021
      Securities held-to-maturity:
        Purchase of securities                       (1,246)    (2,816)
        Proceeds from maturities                       3,661     4,007
       Loan origination and principal collection,
       net                                          (23,688)  (44,973)
       Capital expenditures, net                       (475)   (2,933)
       Increase in other assets - investing            (139)     (217)
                                                        ___       ___

       Net cash used by investing activities        (67,614)  (40,919)

    Cash flows from financing activities:

      Net increase in demand, savings and money
       market accounts                                13,096    10,764
      Certificates of deposit accepted and
      repaid, net                                     42,052    28,734

      Increase in short-term borrowing and
      securities sold under agreement to
       repurchase                                      9,894    (1,986)
      Increase in long-term debt                           -       210
      Payment of common stock dividend                 (429)         -
      Employee common stock purchase and exercise
      of option to purchase common stock                 186        10
                                                         ___        __
           Net cash provided by financing
           activities                                 64,799    37,732
                                                      ______    ______
           Increase (decrease) in cash and cash
           equivalents                                    73     (667)

       Cash and cash equivalents at beginning of
       year                                           21,681    23,923
                                                      ______    ______
        Cash and cash equivalents at end of
        period                                       $21,754   $23,256
                                                      ======    ======

    The Company paid cash during the nine months ended September 30,
    1997 and 1996 as follows:
                                                     $11,783    $9,778
      Interest
      Taxes                                            1,857       860


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

               The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1996 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended September 30, 1997. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

          (2)  Allowance for Loan Losses

               Changes in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 are as follows:

                                              1997      1996
                                            ______     _____

                Balance at beginning of     $5,696    $5,776
                period

                Provisions (recovery) for        -         -
                loan losses
                Loans charged off            (376)     (142)

                Recoveries on loans            206       326
                previously charged-off

                Balance at end of period    $5,526    $5,960
                                             =====     =====

               The principal balance of loans not accruing interest totaled $2,332,000 and $1,634,000 at September 30, 1997 and 1996
               respectively and $1,419,000 at December 31, 1996.

               At September 30, 1997 and 1996, the recorded investment in loans that are considered to be impaired totaled $3,675,000 and $3,035,000, respectively. The average recorded investments in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $2,593,000 and $243,000, respectively. For the nine months ended September 30, 1997, the Company recognized $171,000 in interest income on the impaired loans during the period in which they were considered impaired. No interest income was recognized on impaired loans in the nine-month period ended September 30, 1996.

          (3)  Income per Common Share

               Per share data is based upon the weighted average number of common shares and equivalents (stock options) outstanding during the period. Fully diluted per share data is not applicable. The weighted average number of shares and equivalents outstanding during the period ended September 30, 1997 and 1996 amounted to 3,734,593 and 3,570,014 respectively for the nine-month period and 3,751,830 and 3,570,563 for the three-month period.

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

          (4)  Stock Option Plans

               The Company has incentive stock option plans under which options to acquire 325,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At September 30, 1997, options to purchase 323,600 shares were held by grantees under the plan. The range of exercise prices of the options is $5.63 to $16.13 per share with an average exercise price of $7.50 per share. At September 30, 1997, options to acquire 258,600 shares were exercisable. The remaining options become exercisable at various times through September 1999. As of September 30, 1997 options to acquire 4,350 shares have been exercised.

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

               In June 1997 FASB issued Statement No. 130 entitled Reporting Comprehensive Income. Comprehensive Income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners".
               The Statement is effective for fiscal years beginning after December 15, 1997 and requires that items that meet the definition of components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. While this Statement will increase the Company's financial disclosures it will have no impact on operating results.

               FASB Statement No. 131 entitled Disclosures about Segments of an Enterprise and Related Information was also issued in June 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, services geographic areas, and major customers. This Statement may increase the Company's financial disclosures but will have no impact on operating results.

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

          OVERVIEW

          Total assets increased $70 million, or 15.9% in the first nine months of 1997. Loans increased $25.2 million, or 8.3% as compared to December 31, 1996 and deposits increased $55.1 million, or 13.6%. The loan growth has been primarily in commercial loans and residential mortgages. Because of the reduced rate of growth in demand for loans as compared to deposit growth, the Company increased investments in securities available-for-sale by $46.7 million, or 64.6%, over the amount at
          year end.   Deposits increased to $460 million as compared to
          $405 million at December 31, 1996. $38.5 million of the increase was in certificates of deposit of $100,000 or more and of that total $30 million was in public fund certificates. $14 million of the public fund increase was the result of an increase in one municipal relationship. Other deposit increases from December 31, 1996 were $10.4 million for demand, $1.5 million for interest checking, $1.2 million for Savings and Money Market, and $3.5 million for certificates less than $100,000.

          Net income for the nine- month and three-month periods ended September 30, 1997 increased $316,000, or 10.9%, and $110,000, or
          9.9%, respectively, as compared to the same periods in 1996. Income per share increased to $.86, up $.05 in comparison to $.81 for the nine months ended September 30, 1996 and increased $.02 per share to $.33 for the three-month period. The increases in both periods were primarily due to increased net interest income. Net interest income increased $1,351,000, or 9.7% for the nine-month period and $544,000, or 11.2% for the three-month period as compared to the same periods in 1996. For the nine-month period ended September 30, 1997, non-interest income increased $120,000, or 5.1%, and non-interest expense increased $776,000, or 6.3%. As in the first half of 1997, non-interest expense showed increases in salaries and employee benefits and occupancy.

          NET INTEREST INCOME

          Commercial mortgage and residential mortgage lending have provided much of the Company's loan growth. The increases in net interest income in the nine-month and three-month periods ended September 30, 1997 as compared to the same periods in 1996 are primarily the result of that increased lending activity and increased securities available-for-sale, with offsetting interest expense from increased certificate of deposit volumes. Net interest margin has remained fairly stable in 1997. The margin was 4.54%, 4.51% and 4.56% for the three-month periods ended September, June, and March 1997, respectively. The margin may be expected to decline if deposits continue to grow primarily through higher interest rate certificates of deposit and if commercial loan demand remains at current levels so that deposit growth is used primarily to fund residential mortgages and securities-available-for-sale. Residential mortgages typically have a lower interest rate than other types of loans and the Company's securities investments typically carry interest rates lower than loans. Increased loan volume resulted in interest and fees on loans increasing $2,144,000, or 11.4%, for the nine-month period ended September 30, 1997 as compared to the same period in 1996. Interest and fee income increased $2,439,000 because of increased volumes and declined $295,000 due to lower rates.

          Average commercial loans increased $15.7 million, or 8.9%, from the period ended September 30, 1996 to the period ended September 30, 1997. The increased volume contributed $1,106,000 to income, which was partially offset by rate declines that reduced income by $167,000. Average mortgage loans increased $18 million, or 30.4%. The increase in the mortgage portfolio was primarily made up of 15 year fixed rate mortgages. The increase in mortgage interest income of $1,008,000 was the result of the increased volume. Average home equity loans and consumer loans increased $3 million with an increase in income of $197,000. Average securities increased $25 million and income from those investments increased $1,406,000, or 28.5%. Because of the additional deposits generated by our new banking offices, the rate of loan growth has not kept pace with the deposit growth.
          To maximize the earnings on those deposits, management has purchased securities available-for-sale. To lessen both interest rate risk and market risk, $21 million of the securities purchased in the nine-month period have been variable rate. While the variable rate securities typically carry a lower rate than the fixed rate they have less market risk should the Company need to liquidate them to fund loan growth or deposit outflows.

          Interest expense increased $2,374,000, or 24%, for the nine-month period ended September 30, 1997 as compared to the period ended September 30, 1996. The net average balance total of savings, interest checking, and money market categories have shown a modest increase of $1,019,000, or .7% and the interest expense associated with those deposits is relatively unchanged. Average balances for certificates of deposit increased $49.8 million for the nine-month period and the Bank's deposit growth in certificates of deposit resulted in $2,087,000 additional interest expense due to increased balances and $160,000 because of increased rates.

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

          The Bank had net charge-offs of $170,000 for the nine-month period ended September 30, 1997 as compared to net recoveries of $184,000 for the same period in 1996. Net charge-offs (recoveries) (annualized) as a percent of average loans were .07% and (.09)% for the nine months ended September 30, 1997 and 1996. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable periods were 1.68% and 1.98%, respectively. Non performing assets increased $927,000, or 38.2% to $3,354,000 at September 30, 1997 from $2,427,000 at
          September 30, 1996. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at September 30, 1997 to absorb anticipated losses. Management believes that the inherent risk in the current portfolio has already been provided for, and because of credit standards that the Bank has implemented, new loans are expected to be of high quality. Based on anticipated portfolio growth and possible adjustments to charge-off projections, the need to resume a monthly provision is continuously evaluated. At this time, it is expected that a monthly provision will be resumed within the next three to six months.

          NON-INTEREST INCOME AND NON-INTEREST EXPENSE

          Non-interest income of $2,490,000 for the first nine months of 1997 represents an increase of $120,000, or 5.1%, from $2,370,000 for the comparable period in 1996. The increase was primarily the result of increases in service charges on deposit accounts.

          Non-interest expense was $13,056,000 for the first nine months of 1997 as compared to $12,280,000 for the comparable period in 1996, an increase of $776,000, or 6.3%. The largest components of non-interest expense for the nine-month and three-month period ended September 30, 1997 were salaries and employee benefits and occupancy. Salaries and employee benefits increased $310,000, or 4.5%, from $6,849,000 for the nine-month period in 1996 and occupancy which increased $254,000, or 10.1%. Both increases were caused primarily by expenses associated with new banking offices as well as normal salary increases and promotions. While operating expenses have continued to increase, the Company's operating expense as a percent of average assets is declining. The ratio has declined, from 5.18%, 4.28% and 4.02% for the years ended December 31, 1994, 1995 and 1996 respectively, to 3.67% for nine-month period ended September 30, 1997.

          PROVISION FOR INCOME TAXES

          The provision for income tax was $1,528,000 for the period ended September 30, 1997 as compared to $1,149,000 at September 30, 1996. The Company's effective tax rates for the periods were 32% and 28% for 1997 and 1996 respectively. During both the periods ended September 30, 1997 and 1996 the Company reduced its effective tax rate by recognizing deductible temporary differences for which a valuation allowance had previously been established.

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

          CAPITAL ADEQUACY

          Total shareholders' equity was $32,947,000 at September 30, 1997, which represents an increase of $3,716,000, or 12.7% from $29,231,000 at December 31, 1996. Shareholders' equity increased primarily as a result of $3,202,000 in retained earnings offset by dividends of $251,000 and an increase of $578,000 in the unrealized net holding gain on securities available-for-sale, net of taxes.

          At September 30, 1997, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 10.15% and 11.41% respectively, at September 30, 1997. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets, while banking organizations that are not top-rated according to regulators' "Camels" ratings, must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at September 30, 1997 was 6.43%. At 5% the Company would be considered to be well capitalized.

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


                                             FNB ROCHESTER CORP.



          Date    November 5, 1997           s\s Stacy C. Campbell
                                             _____________________
                                             Stacy C. Campbell
                                             Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Duly Authorized Officer)

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