Form 10-K
period 1997-12-31
FNB ROCHESTER CORP
filed 1998-03-30
CIK 745087

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
    For the transition period from____________________ to ____________________

    Commission file number 0-13423


                               FNB ROCHESTER CORP.
             (Exact name of registrant as specified in its charter)

                               New York 16-1231984
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   35 State Street, Rochester, New York 14614
               (Address of principal executive offices) (Zip Code)
                                  Registrant's
        telephone number, including area code (716) 546-3300 Registrant's
                                  Registrant's

           Securities registered pursuant to Section 12 (b) of the Act:


                         None                     None
                 (Title of Each Class) (Name of Each Exchange on
                                Which Registered)


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.00 Par Value Per Share
                              (Title of Each Class)

Indicate by check Mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

The aggregate market value of the 2,245,076 shares of Common Stock-Voting held by non-affiliates of the registrant at March 13, 1998 (based on the average of high and low prices on March 13, 1998) was $44,340,251. Solely for the purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding common stock have been deemed to be affiliates.


Number of shares of Common Stock outstanding as of the close of business on March 13, 1998 was 3,603,732.




                 Documents Incorporated By Reference

Portions of the following documents are incorporated by reference in the following parts of this report; Parts I and II - the Registrant's 1997 Annual Report to Shareholders; Part III -- the Registrant's definitive proxy statement as filed or to be filed with the Securities and Exchange Commission and as used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 19, 1998.

                                 Part I

Item 1.  Business


General

FNB Rochester Corp. (the "Company") is a bank holding company. First National Bank of Rochester ("First National" or the "Bank") is its only subsidiary. The Company was organized under the New York Business Corporation Law and commenced operations on September 10, 1984. At December 31, 1997, the Company had consolidated assets and deposits of $522.4 million and $469.8 million, respectively. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

The Bank was established in 1965, in Rochester, New York as a national bank. It provides a full range of commercial banking, trust, and consumer banking services to businesses and individuals.


Market Area

The Company's business is conducted from its corporate headquarters located in the Powers Building at the corner of State and Main Streets in downtown Rochester, New York. The Bank's fifteen banking offices are located in Monroe, Chemung, Erie, and Onondaga Counties in New York State. The Bank sold its Odessa office in Schuyler County in 1996 and its Shop City office in Onondaga County in 1994, but still provides services in Onondaga County through its Downtown Syracuse office. The Bank expanded into the metropolitan Buffalo area in 1993 with the addition of a loan production office in a suburban section of Erie County. In August 1994, the Buffalo office became a full service branch.
 A new loan production office was opened in the suburban Buffalo community of Orchard Park in 1997. The Buffalo and Downtown Syracuse offices focus their sales and service efforts on business and professional customers.

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

The Bank is engaged in general commercial banking, providing a wide range of loan and deposit services. As of December 31, 1997, the Bank had approximately 48,087 deposit accounts and 12,841 loans outstanding. The Bank offers a wide range of retail services, including installment loans, credit cards, checking accounts, savings accounts, money market accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit and accounts receivable financing services to a variety of businesses. The Bank also provides cash management services to businesses and professionals and operates a merchant credit card program. The Bank's consumer loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank offers safe deposit box services at twelve of the banking offices.

The Trust & Investment Division of First National was expanded in 1993. The Trust & Investment Division at First National Bank acts as executor and/or trustee and provides administration, record-keeping, and professional portfolio management for individuals, corporations, institutions, and not-for-profits. The market value of assets under management increased $5.4 million, or 8.4%, from $64.6 million at year end 1996 to $70 million at year end 1997, through product offerings such as 401(k) plans, investment management, corporate and cash management services, mutual funds, annuities, and traditional trust and record-keeping services. The Trust & Investment Division has established various strategic alliances with service partners to reduce costs, provide better and more efficient services, obtain access to other markets and enhance its capabilities and product offerings. As with any major business expansion, this is a long-term commitment on the part of the Bank.


Employees

At December 31, 1997, the Company had 243 employees of whom 46 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Competition

The Bank is one of approximately twelve commercial and savings institutions competing for deposits and loans in Monroe County. Approximately eight commercial and savings institutions compete in Chemung County. The Bank considers its business to be highly competitive in its service areas. Many of the competitors are larger than First National in terms of number of offices, assets, and resources, and many have higher lending limits than First National.

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

The Act and regulations thereunder limit, with certain exceptions, the business which a bank holding company may engage in, directly or indirectly through subsidiaries, to banking, managing or controlling banks, furnishing or performing services for banks controlled by the Company, and services incident thereto. In addition, the Act and regulations thereunder require the prior approval of the FRB for the acquisition of a bank or bank holding company if thereafter the bank holding company will, directly or indirectly, control more than 5% of the voting stock of such bank or bank holding company, or substantially all the assets of such bank or bank holding company. Among the activities permitted bank holding companies is the ownership of shares of any company which engages in activities that the FRB determines to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto. The FRB has determined a number of activities to be closely related to banking, and has proposed others for consideration. Such activities include leasing real or personal property under certain conditions; operating as a mortgage financing or factoring company; servicing loans and other extensions of credit; acting as a fiduciary; acting as an investment or financial advisor under certain conditions; acting as an insurance agent or broker principally in connection with the extension of credit by the bank holding company or any subsidiary; acting as underwriter for credit life insurance and credit accident and health insurance that is directly related to extension of credit by the bank holding company or any subsidiary; providing bookkeeping or data processing services for the bank holding company, its affiliates, other financial institutions and others, with certain limitations; making certain equity and debt investments in community rehabilitation and development corporations; and providing certain kinds of management consulting advice to unaffiliated banks.

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

Statistical data required to be disclosed by bank holding companies is included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the year ended December 31, 1997

Item 2. Properties

The Bank operates fifteen banking offices and one loan production office. Eight of the offices are owned (five are on leased land), six are leased, one is rented on a month to month basis, and the loan production office is leased for one year. The Bank also owns the building at 35 State Street, Rochester, New York and leases additional office space in the adjacent Powers Building. The leases are long-term and non-cancelable and expire at various dates from 2000 through 2016 with optional renewal terms of five to ten years and rent escalation clauses. Some of the leases also provide for contingency rent to be paid annually based upon increases in deposits or the cost of living. The Bank has also entered into land leases for new offices to be built in the Town of Victor (Ontario County) and Village of Brockport and a new office to be built on Monroe Avenue to replace the existing Pittsford Banking Office. The three new facilities will be opened and the leases will commence in the second half of 1998. Additionally the Bank has leased space to open an office in a Rochester supermarket. The opening date is expected to be in the second quarter of 1998. The growth of the Bank and the anticipated growth from the new offices requires additional space for operations. To fulfill that need, the Bank has leased additional office space in the Powers Building. The properties are as follows:



                                                                                Owned (O)
                                                                                Leased (L)          Lease
Location                                       Principal Use                    Leased Land(LL)     Exp Date

35 State St., Rochester,  NY                   Bank Office Space                  O
Powers Building, Rochester, NY                 Four Corners Banking Office        L                 12/31/09
                                               Bank Office Space
1 E. Main St., Rochester,  NY                  Subleased                          L                 08/31/01
3140 Monroe Ave., Rochester,  NY               Pittsford Banking Office           O
2147 W. Ridge Rd., Rochester, NY               Greece Banking Office              O
Hard & Ridge Rd., Webster,  NY                 Webster Banking Office             O
1000 E. Ridge Rd., Rochester,  NY              Irondequoit Banking Office         LL                11/30/02
28 N. Main St., Honeoye Falls,  NY             Honeoye Falls Banking Office       L                 01/31/11
3333 W. Henrietta Rd., Rochester, NY           Henrietta Banking Office           L                 01/07/16
Warren & Washington Sts., Syracuse, NY         Syracuse Banking Office            L                 05/31/05
Miracle Mile, Elmira, NY                       Horseheads Banking Office          LL                06/30/03
Broadway & Pennsylvania Ave., Elmira, NY       Southport Banking Office           L                 02/28/00
Snyder Square, Amherst, NY                     Buffalo Banking  Office            L                 Monthly
6435 W. Quaker St, Orchard Park, NY            Buffalo Loan Office                L                 03/15/99
214 W. Commercial St., E. Rochester, NY        E. Rochester Banking Office        L                 02/28/03
3175 Chili Ave., Rochester, NY                 Chili Banking Office               LL                09/09/15
Penfield Rd. & Rt. 250, Rochester, NY          Penfield Banking Office            LL                12/24/15
Pittsford/Palmyra Rd. & Rt. 250                Perinton Banking Office            LL                03/31/16
    Rochester, NY

3349 Monroe Ave., Rochester, NY                Pittsford Banking Office (new)     LL *              2018

6660 Fourth Section Rd., Brockport, NY         Brockport Banking Office           LL **             2018

Rt 96, Victor-Pittsford Rd., Victor, NY        Victor Banking Office              LL **             2018

289 Upper Falls Blvd., Rochester, NY           Upper Falls Banking Office         L  ***            2003

     *  Moving an existing office. Construction of building not yet started.
     ** OCC domestic branch approval obtained.  Construction of building not yet started.
     ***OCC domestic branch approval obtained. In store office is under construction and expected to open April 1, 1998.

The Banking Offices in the above table range in size from approximately 2,000 square feet to 4,500 square feet.

The Bank took occupancy of 36,000 square feet in the Powers Building during 1994 and vacated two floors (approximately 9,800 square feet) in the Wilder Building at 1 E. Main Street, consolidating all operations including the banking office into the Powers Building and the adjacent 35 State Street Building. These consolidated facilities have increased efficiency and are strategically located in downtown Rochester. With new leases signed in the first quarter of 1998 the Powers Building space has increased to approximately 44,000 square feet. The space in the Wilder Building that the Bank continues to lease is approximately 4,700 square feet and all of that space is subleased.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1997, no matter was submitted to a vote of Company's shareholders.


                                      PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

Dividends Paid and Market Prices of Registrant's Stock

The following table displays the range of bid price quotations and dividends declared for the Company's common stock for the years ended December 31, 1997 and December 31, 1996. The dividends were declared during the last month of the applicable fiscal quarters indicated and were paid to shareholders of record during the calendar month following such quarter. The Company's common stock trades on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol FNBR.



                                                Price     Quotations Dividends
                                                Bid Price (low-high) Declared
                                                --------- ---------- ---------
          1997

          First quarter .....................   $ 12.00  - 15.75
          Second quarter ....................     12.25  - 15.13     $   .07
          Third quarter ......................    14.00  - 17.50
          Fourth quarter .....................    16.00  - 20.25     $   .10
                                                -------- --------
                                                $ 12.00  - 20.25
                                                -------- --------
          1996

          First quarter ......................  $  9.38  - 10.00
          Second quarter .....................     9.00  - 10.25
          Third quarter ......................     8.63  - 10.38
          Fourth quarter .....................    10.13  - 13.13     $   .05
                                                -------- --------
                                                $  8.63  - 13.13
                                                -------- --------

The above prices were furnished by NASDAQ, and such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions. The prices may not reflect actual transactions.

At the close of business on March 13, 1998, the Company had approximately 748 shareholders of record.


Item 6. Selected Financial Data

The financial information included under the caption "Five-year Summary of Selected Financial Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1997, submitted herewith as an exhibit, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, submitted herewith as an exhibit, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under the caption "Quantitative and Qualitative Disclosures About Market Risk" included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, submitted herewith as an exhibit, is incorporated herein by reference.


Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated statements of financial condition of FNB Rochester Corp. and Subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997 together with the related notes and the report of KPMG Peat Marwick LLP, independent auditors, dated January 20, 1998, and the information under the caption "Quarterly Financial Information" (unaudited), all contained in the Company's 1997 Annual Report to Shareholders, submitted herewith as an exhibit, are incorporated herein by reference.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.


                                 PART III


Item 10. Directors and Executive Officers of the Registrant.

The information in response to this item is incorporated herein by reference to the information under the caption "Nominees for Election as Directors" and "Executive Officers" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1998 annual meeting of shareholders to be held on or about May 19, 1998.


Item 11. Executive Compensation.

The information in response to this item is incorporated herein by reference to the information under the caption "Executive Compensation" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A in connection with the Company's 1998 annual meeting of shareholders to be held on or about May 19, 1998, provided, however, that information appearing under the captions "Compensation Committee Report on Executive Compensation" and "Share Performance Graph" is not incorporated herein and should not be deemed included in this document for any purpose.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information in response to this item is incorporated herein by reference to the information under the caption "Beneficial Ownership of the Company's Stock by Certain Persons and Management" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1998 annual meeting of shareholders to be held on or about May 19, 1998.


Item 13. Certain Relationships and Related Transactions.

The information in response to this item is incorporated herein by reference to the information under the captions "Certain Relationships and Related Party Transactions" and "Compensation Committee Interlocks and Insider Participation" presented in the Company's definitive proxy statement filed or to be filed pursuant to Regulation 14A and used in connection with the Company's 1998 annual meeting of shareholders to be held on or about May 19, 1998.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1.0)Consolidated  Financial  Statements  are  contained in the  Company's  1997
     Annual Report to  Shareholders  which,  as indicated  below, is included as
     Exhibit 13 of this report.
                                      Page

  - Independent Auditors' Report..........................................74

  - Consolidated Statements of Financial Condition as of
     December 31, 1997 and 1996...........................................75

  - Consolidated Statements of Operations  for the Years Ended
     December 31, 1997, 1996,
     and 1995.............................................................76

  - Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 1997, 1996,  and 1995...............78

  - Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995 ....................................79

  -  Notes to Consolidated Financial Statements...........................81

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

(3.0)  Exhibits


 Exhibit                                           Incorporation by Reference or page in
                                                   sequential numbering where exhibit may be
                                                   found:

 (3.1)  Certificate of Incorporation, of the       Exhibits 4.2-4.5 to Registration Statement
 Registrant, as amended                            No. 33-7244, filed July 22, 1986


 (3.2)  Amendment to Certificate of                Exhibit 3 to Form 10-Q for period ended
 Incorporation of Registrant dated August 6,       June 30, 1992
 1992


 (3.3)  By-laws of the Registrant, as              Exhibit 3.3 to Annual Report on Form 10-K
 amended                                           for the year ended December 31, 1992


 (10.1)  1992 Stock Option Plan (as amended        Page 19
 May 28, 1996)*


 (10.2)  1995 Non-employee Director Stock          Page 25
 Option Plan *


 (10.3)  Employment Agreement dated June           Exhibit 1 to Form 8-K filed June 23, 1992
 8, 1992 between the Registrant and R.
 Carlos Carballada*


 (10.4)  Extension of Employment Agreement         Exhibit 10.1 to Form 10-Q for period ended
 between the Registrant and R. Carlos              June 30, 1996
 Carballada*


 (10.5) Change of Control  Employment              Exhibit 10.4 to Annual Report on
 Agreement among the Registrant, First             Form 10-K for the year ended December 31, 1995
 National and R. Carlos Carballada*


 (10.6)  Form of Change of Control                 Exhibit  10.5 to Annual  Report on Form 10-K
 Employment  Agreement  between  First             for the year  ended  December  31,  1995
 National and each Executive Officer other
 than R. Carlos Carballada*


 (10.7)  Form of Stock Option Agreement            Exhibit 4.2 to Form S-8 Registration Statement
 pursuant to 1992 Stock Option Plan between        No. 333-15325, filed November 1, 1996
 the Registrant and each Executive Officer*

 (10.8)  Form of  Stock  Option  Agreement         Exhibit  4.4 to  Form  S-8 Registration
 pursuant to 1995  Non-employee  Director          Statement No. 333-15325, filed November 1,
 Stock  Option  Plan  between the Registrant       1996
 and each outside Director of the Registrant*


 (10.9) 401(k) Stock Purchase Plan *               Exhibit 4.5 to Form S-8 Registration Statement
                                                   No. 333-15325, filed November 1, 1996


 (10.10) Employee Stock Purchase Plan *            Exhibit 4.6 to Form S-8 Registration Statement
                                                   No. 333-15325, filed November 1, 1996


 (10.11)  Loan agreements between First            Exhibits 10.14 and 10.15 to Form 8 filed
 National and Executive Square Associates,         April 22, 1992
 related to Estate of Fred B. Kravetz


 (10.12)  Loan agreement between First             Exhibit 10.17 to Form 8 filed April 22, 1992
 National and Pioneer Daycare Company,
 related to Michael J. Falcone


 (10.13)  Loan agreements between First            Exhibit 10.19 to Form 8 filed April 22, 1992
 National and Carl R. Reynolds


 (10.14) Line of Credit  agreements  between       Exhibit  10.17 to Annual Report on
 First  National and JML Optical  Industries,      Form 10-K for the year ended
 Inc., related to Joseph M. Lobozzo II             December 31, 1993

 (10.15) Loan  agreements  between  First          Exhibit 10.13 to Annual Report on Form
 National and Joseph M. Lobozzo II                 10-K for the year ended December 31, 1994


 (10.16) Loan modification agreements              Exhibit 10.15 to Annual Report on Form 10-K
 between First National and Executive Square       for year ended December 31, 1994
 Associates, related to Estate of Fred B.
 Kravetz


 (10.17)  Loan modification agreements             Exhibit 10.16 to Annual Report on Form 10-K
 between First National and Pioneer Daycare        for year ended December 31, 1994
 Company, related to Michael J. Falcone


 (10.18)  Residential Mortgage Loan                Exhibit 10.1 to Form 10-Q for period ended
 Agreement between Stacy C. Campbell and           June 30, 1997
 First National


 (10.19) Lease Agreement  between                  Exhibit 10.2 to Form 10-Q for the period ended
 Southtown Plaza  Associates,  related to          June 30, 1995
 William Levine, and First National


 (10.20)  Residential Mortgage Loan                Exhibit 10.1 to Form 10-Q for period ended
 Agreements between Russell Family                 September 30, 1995
 Associates, related to H. Bruce Russell, and
 First National


 (10.21)  Commercial Loan Agreements               Page 30
 between V & K Associates, related to Estate
 of Fred B. Kravetz, and First National


 (10.22)  Commercial Line of Credit                Exhibit 10.3 to Form 10-Q for period ended
 Agreement between GLC Outsourcing                 September 30, 1995
 Services, Inc., related to James D. Ryan, and
 First National


 (10.23) Commercial Loan Agreements                Exhibit 10.23 to Annual Report on Form 10-K
 between Estate of Fred B. Kravetz and First       for year ended December 31, 1996
 National


 (10.24) Commercial Loan Agreements                Exhibit 10.24 to Annual Report on Form 10-K
 between Deal Road Associates, L.P., related       for year ended December 31, 1996
 to Estate of Fred B. Kravetz, and First
 National


 (10.25)  Commercial  Line of Credit               Exhibit 10.25 to Annual Report on Form 10-K
 Agreements  between  Laurie  Kuskin and           for year ended  December 31, 1996
 First National

 (10.26) Commercial Loan Agreements                Exhibit 10.26 to Annual Report on Form 10-K
 between Fred Kravetz and William Levine           for year ended December 31, 1996
 Partners, related to the Estate of Fred B.
 Kravetz and to William Levine, and First
 National


 (13)  Annual Report to Shareholders for           Page 47
 the year ended December 31, 1997


 (21)  Subsidiaries                                Page 107


 (23)  Consent of KPMG Peat Marwick LLP            Page 108


 (27)  Financial Data Schedule                     Page 109

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


                                       FNB ROCHESTER CORP.



March 17, 1998                         By: s/ R. Carlos Carballada
                                           R. Carlos Carballada, President and
                                           Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                      Date

(i)  Principal Executive Officer:     President and Chief        March 17, 1998
                                      Executive Officer

     s/ R. Carlos Carballada
     ---------------------------
     (R. Carlos Carballada)


(ii) Principal Accounting and         Senior Vice President and  March 17, 1998
     Financial Officer:               Chief Financial Officer


     s/ Stacy C. Campbell
     ---------------------------
     (Stacy C. Campbell)


(iii) Directors:


     s/ R. Carlos Carballada          Director                   March 17, 1998
     ---------------------------
     (R. Carlos Carballada)

     s/ Michael J. Falcone
     __________________________       Director                   March 20, 1998
     (Michael J. Falcone)


      s/  Gayle C. Johnston           Director                  March 17, 1998
      -------------------------
      (Gayle C. Johnston)



      s/ Joseph M. Lobozzo II         Director                   March 17, 1998
      --------------------------
      (Joseph M. Lobozzo II)


      s/ Francis T. Lombardi          Director                   March 17, 1998
      --------------------------
      (Francis T. Lombardi)


      s/ Carl R. Reynolds             Director                   March 13, 1998
      --------------------------
      (Carl R. Reynolds)


      s/ James D. Ryan                Director                   March 17, 1998
      --------------------------
      (James D. Ryan)


                                      Director                   March __, 1998
      --------------------------
      (H. Bruce Russell)


      s/ Linda Cornell Weinstein      Director                   March 20, 1998
      -------------------------
      (Linda Cornell Weinstein)

                                INDEX OF EXHIBITS


Exhibit                                                     Incorporation     by
                                                            Reference or page in
                                                            sequential numbering
                                                            where exhibit may be
                                                            found:


(3.1)  Certificate of Incorporation, of the Registrant,     Exhibits 4.2-4.5 to Registration Statement No.
as  amended                                                 33-7244, filed July 22, 1986


(3.2)  Amendment  to  Certificate  of  Incorporation        Exhibit 3 to Form 10-Q for period ended
of Registrant dated August 6, 1992                          June 30, 1992


(3.3)  By-laws of the Registrant, as amended                Exhibit 3.3 to Annual Report on Form 10-k
                                                            for the year ended December 31, 1992


(10.1)  1992 Stock Option Plan (as amended May              Page 19
28, 1996)


(10. 2)  1995 Non-employee Director Stock Option            Page 25
Plan


(10.3)  Employment Agreement dated June 8, 1992             Exhibit 1 to Form 8-K filed June 23, 1992
between the Registrant and R. Carlos Carballada


(10.4)  Extension of Employment Agreement                   Exhibit 10.1 to Form 10-Q for period ended
between the Registrant and R. Carlos Carballada             June 30, 1996


(10.5)  Change of Control Employment Agreement              Exhibit 10.4 to Annual Report on Form 10-K
among the Registrant, First National and R. Carlos          for the year ended December 31, 1995
Carballada


(10.6)  Form of Change of Control Employment                Exhibit 10.5 to Annual Report on form 10-K
Agreement between First National and each                   for the year ended December 31, 1995
Executive Officer other than R. Carlos Carballada


(10.7)  Form of Stock Option Agreement pursuant             Exhibit 4.2 to Form S-8 Registration
to 1992 Stock Option Plan between the Registrant            Statement No. 333-15325, filed November 1,
and each Executive Officer                                  1996


(10.8)  Form  of  Stock  Option  Agreement  pursuant        Exhibit  4.4 to  Form  S-8 Registration
to 1995 Non-employee Director Stock Option                  Statement No. 333-15325, filed November
Plan between the Registrant and each outside                1, 1996


(10.9) 401(k) Stock Purchase Plan                           Exhibit 4.5 to Form S-8 Registration
                                                            Statement No. 333-15325, filed November 1,
                                                            1996

(10.10) Employee Stock Purchase Plan                        Exhibit 4.6 to Form S-8 Registration
                                                            Statement No. 333-15325, filed November 1,
                                                            1996

(10.11)  Loan agreements between First National             Exhibits 10.14 and 10.15 to Form 8
and Executive Square Associates, related to Estate          filed April 22, 1992
of Fred B. Kravetz

(10.12)  Loan agreements between First National             Exhibit 10.17 to Form 8 filed April 22, 1992
and Pioneer Daycare Company,  related to Michael
J. Falcone

(10.13)  Loan agreements between First National             Exhibit 10.19 to Form 8 filed April 22, 1992
and Carl R. Reynolds

(10.14) Line of Credit  agreements  between First           Exhibit 10.17 to Annual Report on Form
 National and JML Optical  Industries, Inc., related        10-K for year ended December 31, 1993
 to Joseph M. Lobozzo II

(10.15) Loan agreements between First National              Exhibit 10.13 to Annual Report on Form 10-K
 and Joseph M. Lobozzo II                                   for year ended December 31, 1994

(10.16)  Loan modification agreements between               Exhibit 10.15 to Annual Report on Form 10-K
First National and Executive Square Associates,             for year ended December 31, 1994
related to Estate of Fred B. Kravetz

(10.17)  Loan modification agreements between               Exhibit 10.16 to Annual Report on Form 10-K
First National and Pioneer Daycare Company,                 for year ended December 31, 1994
related to Michael J. Falcone

(10.18)  Residential Mortgage Loan Agreement                Exhibit 10.1 to Form 10-Q for period ended
between Stacy C. Campbell and First National                June 30, 1997

(10.19) Lease Agreement  between  Southtown                 Exhibit 10.2 to Form 10-Q for period
Plaza  Associates,  related to William  Levine,  and        ended June 30,  1995
First National

(10.20)  Residential Mortgage Loan Agreements               Exhibit 10.1 to Form 10-Q for period ended
between Russell Family Associates, related to H.            September 30, 1995
Bruce Russell, and First National

(10.21)  Commercial Loan Agreements between V               Page 30
& K Associates, related to  Estate of Fred B.
Kravetz, and First National

(10.22)  Commercial Line of Credit Agreement                Exhibit 10.3 to Form 10-Q for period ended
between GLC Outsourcing Services, Inc., related to          September 30, 1995
James D. Ryan, and First National

(10.23) Commercial Loan Agreements between                  Exhibit 10.23 to Annual Report on Form 10-K
Estate of Fred B. Kravetz and First National                for year ended December 31, 1996

(10.24) Commercial Loan Agreements between                  Exhibit 10.24 to Annual Report on Form 10-K
Deal Road Associates, L.P., related to Estate of Fred       for year ended December 31, 1996
B. Kravetz, and First National

(10.25)  Commercial Line of Credit Agreements               Exhibit 10.25 to Annual Report on Form 10-K
between  Laurie Kuskin and First  National                  for year ended December 31,
1996

(10.26) Commercial Loan Agreements between                  Exhibit 10.26 to Annual Report on Form 10-K
Fred Kravetz and William Levine Partners, related           for year ended December 31, 1996
to the Estate of Fred B. Kravetz and to William
Levine, and First National

(13)  Annual Report to Shareholders for the year            Page 47
ended December 31, 1997

(21)  Subsidiaries                                          Page 107

(23)  Consent of KPMG Peat Marwick LLP                      Page 108


(27)  Financial Data Schedule                               Page 109