Form 10-Q
period 1998-03-31
FNB ROCHESTER CORP
filed 1998-05-15
CIK 745087

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended March 31, 1998

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
Yes    X     No ______.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                           Outstanding at May 6, 1998
 ---------------------------------------------      --------------------------
Common stock, $1.00 par value                                3,605,918

                                        INDEX


                                                                   Page No.

Part I  Financial Information

                  Condensed consolidated balance sheets -
                   March 31, 1998 and December 31, 1997              3-4

                  Condensed consolidated statements of
                   income for the three months ended
                   March 31, 1998 and 1997                             5

                  Condensed consolidated statement of changes in
                  equity for the period ended March 31, 1998           6

                  Condensed consolidated statements of cash
                   flows for the three months ended March
                   31, 1998 and 1997                                 7-8

                  Notes to condensed consolidated financial
                   statements                                       9-11

                  Management's discussion and analysis of
                   financial condition and results of operations   12-16


Part II Other information                                          17-18

                  Index of Exhibits                                   20

                         PART I - FINANCIAL INFORMATION

                       FNB ROCHESTER CORP. AND SUBSIDIARY

                Condensed Consolidated Balance Sheets (unaudited)
                      (In thousands, except per share data)


                                                March 31,          December 31,
                                                  1998                 1997
                                                ---------           -----------
            Assets

Cash and due from banks                          $21,378              $17,968

Interest-bearing deposits with other banks         1,077                1,134

Federal funds sold                                10,900               12,200

Securities available-for-sale, at fair value     126,583              120,819

Securities held-to-maturity (fair value of
$27,313 in 1998 and $28,323 in 1997)              27,236               28,278

Loans:
    Commercial                                   213,696              201,722
    Mortgage                                      88,484               83,113
    Home Equity                                   24,935               23,516
    Consumer                                      21,656               22,886
                                                  ------               ------
        Total loans                              348,771              331,237
    Net deferred loan fees                           276                  283
    Allowance for loan losses                     (5,610)              (5,580)
                                                 -------              -------
        Net loans                                343,437              325,940

Premises and equipment, net                        9,004                8,813

Accrued interest receivable                        3,962                3,761

FHLB and FRB stock                                 2,188                1,655

Other assets                                       1,904                1,785
                                                   -----                -----

        Total assets                            $547,669             $522,353
                                                 =======              =======

                                                           (Continued)

                            FNB ROCHESTER CORP. AND SUBSIDIARY
              Condensed Consolidated Balance Sheets (unaudited), continued
                            (in thousands except per share data)

                                                        March 31,  December 31,
                                                          1998        1997
                                                        ---------  ------------
        Liabilities and shareholders' equity Deposits:
    Demand:
        Non-interest bearing                            $  70,366  $  70,831
        Interest bearing                                   66,216     67,852
    Savings and money market                               92,564     89,224
    Certificates of deposit:
        Under $100,000                                    154,884    149,437
        $100,000 and over                                 103,941     92,477
                                                          -------     ------
            Total deposits                                487,971    469,821
Securities sold under agreement to repurchase and
  short-term borrowings                                    18,447     14,236


Accrued interest payable and other liabilities              6,126      4,066

Long-term debt                                                210        210
                                                              ---        ---

            Total liabilities                             512,754    488,333
                                                          -------    -------

Shareholders' equity:

  Common  stock,  $1  par  value;
   authorized  5,000,000  shares;
   issued  and outstanding 3,604,339
   in 1998 and 3,589,253 in 1997
                                                            3,604      3,589
  Additional paid in capital                               13,436     13,269
  Undivided profits                                        17,110     16,266
  Accumulated other comprehensive income                      765        896
                                                              ---        ---
            Total shareholders' equity                     34,915     34,020
                                                           ------     ------

            Total liabilities and shareholders'
            equity                                      $ 547,669   $522,353
                                                          =======    =======
See accompanying notes to condensed consolidated financial statements

                       FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except for share data)


                                                       Three months ended
                                                            March 31,
Interest income:                                     1998             1997
                                                     ----             ----
  Interest and fees on loans:
    Commercial                                     $4,706             4,337
    Mortgage                                        1,581             1,357
    Home equity                                       528               469
    Consumer                                          490               497
                                                      ---               ---
      Total interest and fees on loans              7,305             6,660
  Federal funds sold and time deposits                129                87
  Securities                                        2,476             1,809
                                                    -----             -----
    Total interest income                           9,910             8,556
                                                    -----             -----
Interest expense:
  Savings, checking and money market accounts         850               745
  Certificates of deposit                           3,484             2,990
  Short-term borrowings and other                     179                20
                                                      ---                --
    Total interest expense                          4,513             3,755
                                                    -----             -----
    Net interest income                             5,397             4,801
Provision for loan losses                              90                 -
                                                       --
    Net interest income after provision for loan
      losses                                        5,307             4,801
                                                    -----             -----

Non-interest income:
  Service charges on deposit accounts                 450               391
  Credit card fees                                    167               193
  Loan servicing fees                                  65                65
  Other operating income                              224               158
                                                      ---               ---

    Total non-interest income                         906               807
                                                      ---               ---
Non-interest expense:
  Salaries and employee benefits                    2,533             2,372
  Occupancy                                           921               903
  Marketing and public relations                      176               137
  Office supplies, printing and postage               181               151
  Processing fees                                     258               269
  Legal                                                48                57
  Other                                               462               393
                                                      ---               ---
    Total non-interest expenses                     4,579             4,282
                                                    -----             -----
      Income before income taxes                    1,634             1,326
Income tax expense                                    502               424
                                                      ---               ---
      Net income                                   $1,132             $ 902
                                                    =====               ===

      Weighted average shares
      outstanding-basic                         3,598,779         3,573,536
                                                =========         =========
      Weighted average shares
      outstanding-diluted                       3,810,450         3,726,003
                                                =========         =========
      Net income per common share - basic         $   .31           $   .25
                                                      ===               ===
      Net income per common share - diluted       $   .30            $  .24
                                                      ===               ===


See accompanying notes to condensed consolidated financial statements.

                       FNB ROCHESTER CORP. AND SUBSIDIARY
              Condensed Consolidated Statement of Changes in Equity
                           Period Ended March 31, 1998
                                 (in thousands)

                                                                                           Accumulated
                                                            Additional                       Other
                                             Common           Paid in         Undivided  Comprehensive
                                             Stock            Capital          Profits       Income        Total

Balance at December 31, 1997                  $3,589           $13,269          $16,266     $     896     $34,020

Comprehensive income

  Net income                                                                      1,132                     1,132

    Unrealized loss on securities

      available-for-sale, net of
      taxes of $87 and net of
      reclassification adjustment                                                               (131)       (131)
                                                                                                             ---
      (see disclosure)

Total comprehensive income                                                                                  1,001

Common stock cash dividend -
 $.08 per share                                                                   (288)                     (288)

Option and employee purchase                      15               167                                        182
 shares issued

Balance at March 31, 1998                     $3,604           $13,436          $17,110    $      765     $34,915
                                               =====            ======           ======           ===      ======



Disclosure of reclassification amount:

Unrealized holding losses arising during period                                             $   (131)

Less: reclassification adjustment for gains included in net income                                  0
                                                                                                    -

Net unrealized loss on securities                                                           $   (131)
                                                                                                 ===

                       FNB ROCHESTER CORP. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                           Three months ended
                                                               March 31,

                                                          1998          1997
                                                          ----          ----

Cash flows from operating activities:
  Net income                                              $   1,132     $ 902

Adjustments to reconcile net income to net cash provided by operating activities:


    Provision for loan losses                                    90         -
    Depreciation and amortization                               396       384
    Increase in mortgage loans held-for-sale                 (3,280)   (1,978)
    Increase in accrued interest receivable                    (201)     (444)
    (Increase) decrease in other assets                         (33)      265
    Increase (decrease) in accrued interest
    payable and other liabilities                              2,131    6,040
                                                               -----    -----

        Net cash provided by operating activities                235    5,169
                                                                 ---    -----

Cash flows from investing activities:

    Securities available-for-sale:
        Purchase of securities                               (18,095)  (19,380)
        Proceeds from maturities                              12,114     1,591
    Securities held-to-maturity:
        Purchase of securities                                  (104)     (288)
        Proceeds from maturities                               1,146       914
    Loan origination and principal collection, net           (14,307)   (2,429)
    Capital expenditures, net                                   (587)     (153)
    Increase in other assets - investing                        (533)     (140)
                                                                -----     -----

        Net cash used by investing activities                (20,366)  (19,885)

Cash flows from financing activities:

    Net increase (decrease) in demand, savings and
        money market accounts                                  1,239      (419)

    Certificates of deposit accepted and repaid, net          16,911    24,644
    Increase in short-term borrowing and securities
        sold under agreement to repurchase                     4,211       584

    Payment of common stock dividend                            (359)     (179)
    Employee common stock purchase and exercise
     of options to purchase common stock                         182       71
                                                                 ---       --

        Net cash provided by financing activities             22,185   24,701
                                                              ------   ------

        Increase (decrease) in cash and cash equivalents       2,053    9,985
        Cash and cash equivalents at beginning of year        30,302   21,681
                                                              ------   ------

        Cash and cash equivalents at end of period          $ 32,355 $ 31,666
                                                              ======   ======


The Company paid cash during the three months ended March 31, 1998 and 1997 as follows:


    Interest                                                 $ 4,291 $ 3,543
    Taxes                                                        301     201

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

          The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1997 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended March 31, 1998. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

(2)  Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997 are as follows:


                                                1998            1997
                                                ----            ----

Balance at beginning of period                $5,580          $5,696

Provisions for loan losses                        90               -

Loans charged off                              (192)           (107)

Recoveries on loans previously charged-off       132              83
                                                 ---              --

Balance at end of period                      $5,610          $5,672
                                               =====           =====


         The principal balance of loans not accruing interest totaled $2,077,000 and $1,524,000 at March 31, 1998 and 1997 respectively and $2,100,000 at December 31, 1997.

         At March 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired totaled $1,485,000 and $2,542,000, respectively. The average recorded investments in impaired loans during the three months ended March 31, 1998 and 1997 was approximately $1,116,000 and $2,471,000, respectively. For the three months ended March 31, 1998 and 1997, the Company recognized $21,000 and 54,000, respectively, in interest income on the impaired loans during the period in which they were considered impaired.


(3)      Earnings per Common Share

         Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) is as follows (income in thousands):


                                                                   Average
                                                                   Shares        Per Share
For three months ended March 31, 1998
  Basic EPS
    Net income applicable to common shareholders    $1,132         3,604,339        $.31
                                                                                     ===
    Effect of assumed exercise of stock options          -           211,671
                                                         -           -------
  Diluted EPS
    Income available to common shareholders and
      assumed exercise of stock options             $1,132         3,816,010        $.30
                                                     =====         =========         ===

For three months ended March 31, 1997
  Basic EPS
    Net income applicable to common shareholders      $902         3,573,536        $.25
                                                                                     ===
    Effect of assumed exercise of stock options          -           152,467
                                                         -           -------
  Diluted EPS
    Income available to common shareholders and
      assumed exercise of stock options               $902         3,726,003        $.24
                                                       ===         =========         ===

(4)      Stock Option Plans

          The Company  has stock  option  plans  under which  options to acquire
          325,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At March 31, 1998, options to purchase 322,950 shares were held by grantees under the plans. The range of exercise prices of the options is $5.63 to $18.50 per share with an average exercise price of $7.84 per share. At March 31, 1998, options to acquire 296,575 shares were exercisable. The remaining options become exercisable at various times through January 2000. As of March 31, 1998 options to acquire 13,500 shares have been exercised.

(5)      Dividends

          The Company declared a quarterly $.08 per share dividend on common stock on March 17, 1998, payable April 30, 1998 to shareholders of record April 15, 1998. The $.08 per share quarterly dividend declared in March of 1998 reflects the intention of the Board of Directors to significantly increase the rate of payment of dividends in comparison to the $.10 per share semi-annual dividend declared in December 1997.

(6)      New Accounting Pronouncements

          Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the Financial Accounting Standards Board is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting for transactions within their scope.

          On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, entitled Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

          Comprehensive income for the three-month period ended March 31, 1998 is shown in the consolidated statement of changes in equity. Comprehensive income for the three-month period ended March 31, 1997 was $347,000.

          FASB  Statement  No. 131  entitled  Disclosures  about  Segments of an
          Enterprise and Related Information was issued in June 1997. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, services geographic areas, and major customers. This Statement may increase the Company's financial disclosures but will have no impact on operating results.

          FASB issued Statement No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits in February 1998. This statement revises employer's disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The statement is effective for the Company in 1998 and will not impact the Company's financial position or results of operations.

                       FNB ROCHESTER CORP. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Forward Looking Statements

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in those counties in New York State where the Bank operates, changes in interest rates, changes in the banking industry in general and particularly in the competitive environment in which the Bank operates, changes in inflation, and assumptions concerning the year 2000.

         The  following  is  management's  discussion  and  analysis  of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1997 contained in the Company's Form 10-K for the period then ended and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's Financial position or operating results.

         Overview

         Total assets increased $25 million, or 4.8% in the first three months of 1998. Loans increased $17.5 million, or 5.3% as compared to December 31, 1997 and deposits increased $18.2 million, or 3.9%. The loan growth has been primarily in commercial loans and residential mortgages. Investments in securities available-for-sale increased by $5.8 million, or 4.8%, over the amount at year end. Deposits increased to $488 million as compared to $469.8 million at December 31, 1997. $11.5 million of the increase was in certificates of deposit of $100,000 or more. Other deposit increases from December 31, 1997 were $3.3 million for Savings and Money Market, and $5.4 million for certificates less than $100,000. Demand and interest checking deposits declined $.4 million and $1.6 million, respectively. Securities sold under agreement to repurchase and short-term borrowings increased $4.2 million or 29.6%.

         Net income for the three-month period ended March 31, 1998 increased $230,000, or 25.5%, as compared to the same period in 1997. Diluted income per share increased to $.30, up $.06 in comparison to $.24 for the three months ended March 31, 1997. The increase is primarily due to increased net interest income. Net interest income increased $596,000, or 12.4% as compared to the same period in 1997.

         Net Interest Income

          Commercial mortgage and residential mortgage lending continue to provide much of the Company's loan growth. The increase in net interest income in the three-month period ended March 31, 1998 as compared to the same period in 1997 is primarily the result of the increased lending activity and increased securities available-for-sale, with offsetting interest expense from increased certificate of deposit volumes. After remaining fairly stable in 1997 the net interest margin has declined from 4.50% for the quarter ended December 1997 to 4.33% for the quarter ended March 1998. As the Company continues to meet its growth objectives and increases its market share much of the deposit growth continues to be in certificates of deposit. The decline in margin is primarily caused by the increases in certificates of deposit and increases in lower yielding assets such as residential mortgage loans and securities available-for-sale. This along with increasing price competition on loans and further interest rate declines may mean further decreases in net interest margin. Increased loan volume resulted in interest and fees on loans increasing $645,000, or a 9.7% increase for the three-month period ended March 31, 1998 as compared to the same period in 1997. Interest and fee income increased $682,000 because of increased volumes and declined $37,000 due to lower rates.

          Average commercial loans increased $16.6 million, or 8.9%, from the period ended March 31, 1997 to the period ended March 31, 1998. The increased volume contributed $383,000 to income, which was partially offset by rate declines that reduced income by $14,000. Average mortgage loans increased $12.1 million, or 16.5%. The increase in the mortgage portfolio was primarily made up of fixed rate mortgages with maturities of 15 years or less. The increase in mortgage interest income of $224,000 was the result of the increased volume. Average home equity lines of credit outstanding increased $2.8 million with an increase in income of $59,000. Other consumer loans showed a small decline. Average securities increased $42.8 million and income from those investments increased $667,000, or 36.9%. Because of the additional deposits generated by our new banking offices, the rate of loan growth has not kept pace with the deposit growth and to maximize the earnings on those deposits, management has purchased securities available-for- sale.

          Interest expense increased $758,000, or 20.2%, for the three-month period ended March 31, 1998 as compared to the period ended March 31, 1997. The net average balance total of savings, interest checking, and money market categories have shown an increase of $15.4 million, or 11% and the interest expense associated with those deposits increased $105,000. Average balances for certificates of deposit increased $34.2 million for the three-month period as compared to the first three months of 1997 and the Bank's deposit growth in certificates of deposit resulted in $476,000 additional interest expense due to increased balances and $18,000 because of increased rates.

         Provision for Loan Losses

          The Bank provides for loan losses by a charge to current operations. The provision is based upon discretionary adjustments which, in the opinion of management, are necessary to bring the allowance to an appropriate level considering the character of the loan portfolio, current economic conditions, analyses of specific loans, and historical loss experience. A provision for $90,000 was made for the period ended March 31, 1998 and no provision was made in the period ended March 31, 1997.

          The Bank had net charge-offs of $60,000 for the three-month period ended March 31, 1998 as compared to net charge-offs of $25,000 for the same period in 1997. Net charge-offs (annualized) as a percent of average loans were .07% and .03% for the three months ended March 31, 1998 and 1997. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable periods were 1.61% and 1.84%, respectively. Non performing assets increased $1,066,000, or 65.7% to $2,689,000 at March 31, 1998 from $1,623,000 at March 31,
          1997. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at March 31, 1998 to absorb anticipated losses. Management believes that the inherent risk in the current portfolio is being adequately provided for, and because of credit standards that the Bank has implemented, new loans are expected to be of high quality.

          Internally criticized loans increased $7.6 million from $15.2 million at December 31, 1997 to $22.8 million at March 31, 1998. The increase was primarily caused by two lending relationships. Both relationships appear to be adequately collateralized and not considered impaired.

         Non-Interest Income and Non-Interest Expense

          Non-interest income of $906,000 for the first three months of 1998 represents an increase of $99,000, or 12.3%, from $807,000 for the comparable period in 1997. The increase was primarily the result of increases in service charges on deposit accounts.

          Non-interest expense was $4,579,000 for the first three months of 1998 as compared to $4,282,000 for the comparable period in 1997, an increase of $297,000, or 6.9%. The largest components of non-interest expense for the three-month periods ended March 31, 1997 and 1998 were salaries, employee benefits and occupancy. Salaries and employee benefits increased $161,000, or 6.8% and occupancy expense showed little change. Both Salaries, employee benefits and occupancy expenses are expected to increase in 1998 as the Bank opens new banking offices and replaces its core banking system. While operating expenses have continued to increase, the Company's operating expense as a percent of average assets is declining. The ratio has declined, the last four years from 5.18% in 1994 to 3.60% in 1997 and to 3.48% for three-month period ended March 31, 1998.

         Provision for Income Taxes

          The provision for income tax was $502,000 for the period ended March 31, 1998 as compared to $424,000 at March 31, 1997. The Company's effective tax rates for the periods were 31% and 32% for 1998 and 1997 respectively. During both the periods ended March 31, 1998 and 1997 the Company reduced its effective tax rate by recognizing deductible temporary differences for which a valuation allowance had previously been established.

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

         Capital Adequacy

          Total shareholders' equity was $34,915,000 at March 31, 1998, which represents an increase of $895,000, or 2.6% from $34,020,000 at December 31, 1997. Shareholders' equity increased as a result of $1,132,000 in retained earnings and $182,000 in employee common stock purchases, offset by dividends of $288,000 and a decrease of $131,000 in the unrealized net holding gain on securities available-for-sale, net of taxes.

          At March 31, 1998, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 10.07% and 11.32% respectively, at March 31, 1998. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets, while banking organizations that are not top-rated according to regulators' "Camels" ratings, must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at March 31, 1998 was 6.50%. At 5% the Company would be considered to be well capitalized.

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

          The vast majority of the assets of the Company are held by the Bank. Dividends and cash advances to the Company from the Bank are subject to standard bank regulatory constraints. An analysis of projected expenses and cash flows indicates that the Company has sufficient cash to meet its anticipated cash obligations through 1998.

         Quantitative and Qualitative Disclosures About Market Risk

          On a quarterly basis, sensitivity to changes in interest rates is also measured using a simulation model. The model estimates changes in net interest income and net income under a variety of possible interest rate scenarios. By performing these simulations and comparing them to established policy limits, management has an opportunity to plan for changes in the asset/liability mix, or to take other steps that may be necessary to lessen interest rate risk. Based on management's assumptions built into the simulation model and the current mix of the Company's assets and liabilities, management's assessment is that there will not be a material adverse effect on its operating results or liquidity in the event of reasonably foreseeable changes in interest rates through 1999. The simulation indicates less than a 1.5% variance in net interest income with up to 200 basis points increase or  decrease  in  rates.  These  simulations  are  based  on  numerous assumptions regarding the timing and extent of repricing characteristics. Actual results may differ significantly.

         Year 2000

          The Company is aware that many existing systems and services were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

          The Company has been aware of the complexity and magnitude of the Year 2000 (Y2K) issue and since October 1996 has been developing its strategy to address the data processing and business impacts that are expected to be encountered. As part of the assessment phase of our five part process, First National has prioritized its list of applications and systems to be addressed in the Y2K project. To date, First National believes that the majority of all systems and services that may be affected by the Y2K date change have been identified.

          First National does not write programs or create its own software, therefore, it must rely on vendors and software suppliers to provide appropriate enhancements in a timely manner. As First National continues to monitor the progress of vendors, it has also begun the process of creating contingency plans for all applications that do not meet First National's deadline for compliance.

          The validation phase is the most labor intensive and critical phase and requires a written test plan for each system that will be in use at the turn of the century. First National has opted not to rely on vendor or third party certification as acceptable validation. As vendors provide upgraded software or enhancements, the Bank is conducting tests in house to determine if the software or enhancements meet First National's requirements for Y2K readiness. This validation phase is targeted for completion by December 31, 1998.

          Prior to January 1, 2000, First National expects to have tested each mission critical application. In addition, First National will have contingency plans in place for each of these applications. The contingency plans will address key dates such as 12/31/1999, 1/01/2000 and 2/29/2000. Throughout the year 2000, First National will be conducting a quality review to insure that its systems are functioning properly.

          Management continues to quantify the expenses of resolving Year 2000 problems, including problems relating to its own systems and those relating to third party customers and vendors, or the materiality of the effect of such expenses on its results of operations, capital resources or liquidity. To date management has identified expenses for years 1998, 1999 and 2000 of approximately $173,000, $259,000 and
          $12,000, respectively.

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

           None

     Item 6. Exhibits and Reports on Form 8-K

         a)  Exhibits

Exhibit                                        Incorporation by Reference or page in
                                               sequential numbering where  exhibit may be
                                               found:

(3.1)  Certificate of Incorporation as         Exhibits 4.2-4.5 to Registration Statement
amended, of the Registrant                     No. 33-7244, filed July 22, 1986

(3.2)  Amendment to Certificate of             Exhibit 3 to Form 10-Q for period ended
Incorporation of Registrant dated August 6,    June 30, 1992
1992

(3.3)  By-laws of the Registrant, as           Exhibit 3.3 to Annual Report on Form 10-K
amended                                        for the year ended December 31, 1992

(10.1) Residential Mortgage Loan Agreement     Page 21
between Stacy C. Campbell and First National

(27) Financial Data Schedule                   Financial Data Schedule was filed with
                                               the Securities and Exchange Commission.



(b)  Reports on Form 8-K:

    None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FNB ROCHESTER CORP.



Date          May 12 , 1998              s\s Stacy C. Campbell
              -------------              ---------------------
                                         Stacy C. Campbell
                                         Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer
                                           and Duly Authorized Officer)

                              INDEX OF EXHIBITS


Exhibit                                                Incorporation by Reference or page in
                                                       sequential numbering where exhibit may be
                                                       found:


(3.1)  Certificate of Incorporation as amended, of     Exhibits 4.2-4.5 to Registration Statement
the Registrant.                                        No. 33-7244, filed July 22, 1986

(3.2)  Amendment  to  Certificate  of  Incorporation   Exhibit 3 to Form 10-Q for
period ended of Registrant dated August 6, 1992        June 30, 1992

(3.3)  By-laws of the Registrant, as amended.          Exhibit 3.3 to Annual Report on Form 10-K
                                                       for the year ended December 31, 1992

(10.1) Residential Mortgage Loan Agreement             Page 21
between Stacy C. Campbell and First National

(27) Financial Data Schedule                           Financial Data Schedule was filed with the
                                                       Securities and Exchange Commission.
