Form 10-Q
period 1998-06-30
FNB ROCHESTER CORP
filed 1998-08-12
CIK 745087

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended June 30, 1998

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


         Commission file number 0-13423

                               FNB Rochester Corp.
             (Exact name of registrant as specified in its charter)

        New York                                            16-1231984
        --------                                            ----------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

   35 State St., Rochester. New York                          14614
   ---------------------------------                         -------
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
Yes    X     No ______.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at August 6, 1998
       ---------------------------       -----------------------------
       Common stock, $1.00 par value               3,617,505

                                  INDEX


                                                                    Page No.

Part I            Financial Information

                  Condensed consolidated balance sheets -
                  June 30, 1998 and December 31, 1997                   3-4

                  Condensed consolidated statements of
                  income for the three months and six months
                  ended June 30, 1998 and 1997                            5

                  Condensed consolidated statement of changes in
                  equity for the period ended June 30, 1998               6

                  Condensed consolidated statements of cash
                  flows for the six months ended June
                  30, 1998 and 1997                                     7-8

                  Notes to condensed consolidated financial
                  statements                                           9-12

                  Management's discussion and analysis of
                  financial condition and results of operations       13-18


Part II           Other information                                   19-20

                  Index of Exhibits                                      22

                         PART I - FINANCIAL INFORMATION

                       FNB ROCHESTER CORP. AND SUBSIDIARY

                Condensed Consolidated Balance Sheets (unaudited)
                      (In thousands, except per share data)


                                              June 30,           December 31,
                                                1998                 1997
                                              --------           ------------
         Assets
Cash and due from banks                       $21,227              $17,968

Interest-bearing deposits with other banks      1,106                1,134

Federal funds sold                              4,800               12,200

Securities available-for-sale, at fair value  129,804              120,819

Securities held-to-maturity (fair value of
$28,284 in 1998 and $28,323 in
1997)                                          28,221               28,278

Loans:

    Commercial                                219,001              201,722
    Mortgage                                   97,292               83,113
    Home Equity                                27,710               23,516
    Consumer                                   22,817               22,886
                                               ------               ------
        Total loans                           366,820              331,237

    Net deferred loan fees                         58                  283
    Allowance for loan losses                  (5,538)              (5,580)
                                              -------              -------
        Net loans                             361,340              325,940

Premises and equipment, net                    10,062                8,813

Accrued interest receivable                     4,495                3,761

FHLB and FRB stock                              2,188                1,655

Other assets                                    2,318                1,785
                                                -----                -----
        Total assets                         $565,561             $522,353
                                               ======              =======

                       FNB ROCHESTER CORP. AND SUBSIDIARY
          Condensed Consolidated Balance Sheets (unaudited), continued
                      (in thousands except per share data)

                                                  June 30,          December 31,
                                                    1998                1997
                                                    ----                ----
     Liabilities and shareholders' equity

Deposits:

    Demand:

        Non-interest bearing                    $     83,510   $     70,831
        Interest bearing                              70,513         67,852

     Savings and money market                        101,376         89,224

     Certificates of deposit:
        Under $100,000                               153,750        149,437
        $100,000 and over                             95,605         92,477
                                                      ------         ------
           Total deposits                            504,754        469,821

Securities sold under agreement to repurchase
and short-term borrowings                             20,915         14,236

Accrued interest payable and other liabilities         3,733          4,066

Long-term debt                                           210            210
                                                         ---            ---
            Total liabilities                        529,612        488,333
                                                     -------        -------
Shareholders' equity:

  Common  stock, $1 par value; authorized
  5,000,000 shares; issued and
  outstanding 3,610,887 in 1998 and
  3,589,253 in 1997                                    3,611          3,589

  Additional paid in capital                          13,559         13,269

  Undivided profits                                   18,021         16,266

  Accumulated other comprehensive income                 758            896
                                                         ---            ---
            Total shareholders' equity                35,949         34,020
                                                      ------         ------
            Total liabilities and
            shareholders' equity                 $   565,561      $ 522,353
                                                     =======        =======
See accompanying notes to condensed consolidated financial statements

                       FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except for share data)

                                                             Six months ended                   Three months ended
                                                                June 30,                             June 30,
                                                           1998              1997              1998             1997
                                                           ----              ----              ----             ----
Interest income:

  Interest and fees on loans:
    Commercial                                           $9,648            $8,861           $4,942            $4,524
    Mortgage                                              3,303             2,804            1,722             1,447
    Home equity                                           1,088               968              560               499
    Consumer                                                988             1,012              498               515
                                                            ---             -----              ---               ---
      Total interest and fees on loans                   15,027            13,645            7,722             6,985

  Federal funds sold and time deposits                      292               207              163               120
  Securities                                              4,932             3,983            2,456             2,174
                                                          -----             -----            -----             -----
    Total interest income                                20,251            17,835           10,341             9,279
                                                         ------            ------           ------             -----
Interest expense:

  Savings, checking and money market accounts             1,793             1,548              943               803
  Certificates of deposit                                 7,056             6,310            3,572             3,320
  Short-term borrowings and other                           405                62              226                42
                                                            ---                --              ---                --
    Total interest expense                                9,254             7,920            4,741             4,165
                                                          -----             -----            -----             -----
    Net interest income                                  10,997             9,915            5,600             5,114

Provision for loan losses                                   150                 0               60                 -
                                                                                                --
    Net interest income after provision for loan
      losses                                             10,847             9,915            5,540             5,114
                                                         ------             -----            -----             -----
Non-interest income:

  Service charges on deposit accounts                       933               819              483               428
  Credit card fees                                          371               374              204               181
  Gain on sale of mortgages                                  58                24               54                14
  Gain on sale of securities available-for-sale              11                 -               11                 -
  Loan servicing fees                                       131               131               66                66
  Other operating income                                    449               293              229               145
                                                            ---               ---              ---               ---
    Total non-interest income                             1,953             1,641            1,047               834
                                                          -----             -----            -----               ---
Non-interest expense:

  Salaries and employee benefits                          5,204             4,720            2,671             2,348
  Occupancy                                               1,889             1,856              968               953
  Marketing and public relations                            395               293              219               156
  Office supplies, printing and postage                     380               314              199               163
  Processing fees                                           555               499              297               230
  Legal                                                      96               114               48                57
  Other                                                   1,039               844              577               451
                                                          -----               ---              ---               ---
    Total non-interest expenses                           9,558             8,640            4,979             4,358
                                                          -----             -----            -----             -----
      Income before income taxes                          3,242             2,916            1,608             1,590

Income tax expense                                          910               939              408               515
                                                            ---               ---              ---               ---
      Net income                                         $2,332            $1,977           $1,200            $1,075
                                                          =====             =====            -----             -----
      Net income per common share - basic               $   .65           $   .55          $   .33           $   .30
                                                            ===               ===              ===               ===
      Net income per common share - diluted             $   .61           $   .53          $   .31           $   .29
                                                            ===               ===              ===               ===

See accompanying notes to condensed consolidated financial statements.

                       FNB ROCHESTER CORP. AND SUBSIDIARY
              Condensed Consolidated Statement of Changes in Equity
                           Period Ended June 30, 1998
                                 (in thousands)

                                                                                              Accumulated
                                                         Additional                              Other
                                        Common            Paid in         Undivided          Comprehensive
                                         Stock            Capital          Profits              Income           Total
                                        ------           ----------       ---------          -------------       -----
Balance at December 31, 1997             $3,589           $13,269          $16,266              $     896        $34,020

Comprehensive income

  Net income                                                                 2,332                                 2,332

    Unrealized loss on securities
      available-for-sale, net of
      taxes of $92 and net of
      reclassification adjustment
      (see disclosure)                                                                              (138)          (138)

Total comprehensive income                                                                                         2,194

Common stock cash dividend -
 $.08 per share                                                              (577)                                 (577)

Option and employee purchase                 22               290                                                    312
 shares issued

Balance at June 30, 1998                 $3,611           $13,559          $18,021             $      758        $35,949
                                          =====            ======           ======                    ===         ======

Disclosure of reclassification amount:

Unrealized holding losses arising during period                                                          $   (149)

Less: reclassification adjustment for gains included in net income                                              11
                                                                                                                --

Net unrealized loss on securities                                                                        $   (138)
                                                                                                              ===

                       FNB ROCHESTER CORP. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                         Six months ended
                                                                             June 30,
                                                                      1998                1997
                                                                      ----                ----
Cash flows from operating activities:

  Net income                                                        $   2,332             $ 1,977

Adjustments to reconcile net income to net
cash provided by operating activities:
    Provision for loan losses                                             150                   -
    Depreciation and amortization                                         800                 791
    Gain on sales of securities                                          (11)                   -
    Increase in mortgage loans held-for-sale                            (412)             (1,010)
    Increase in accrued interest receivable                             (734)               (405)
    (Increase) decrease in other assets                                 (524)                 230
    Increase (decrease) in accrued interest
      payable and other liabilities                                     (263)                 143
                                                                        -----                 ---
        Net cash provided by operating activities                       1,338               1,726
                                                                        -----               -----
Cash flows from investing activities:

    Securities available-for-sale:

        Purchase of securities                                       (34,859)            (40,195)
        Proceeds from maturities                                       23,787               5,620
        Proceeds from sales                                             1,867                   -

    Securities held-to-maturity:

        Purchase of securities                                        (2,703)               (474)
        Proceeds from maturities                                        2,761               2,771
    Loan origination and principal collection, net                   (35,054)            (16,410)
    Capital expenditures, net                                         (2,049)               (334)
    Increase in other assets - investing                                (533)               (139)
                                                                        -----               -----
        Net cash used by investing activities                        (46,783)            (49,161)

Cash flows from financing activities:

    Net increase demand, savings and money
        market accounts                                                27,492              15,323
    Certificates of deposit accepted and repaid, net                    7,441              33,767
    Increase in short-term borrowing and securities
        sold under agreement to repurchase                              6,679               3,169
    Payment of common stock dividend                                    (648)               (179)
    Employee common stock purchase and exercise
     of options to purchase common stock                                  312                 127
                                                                          ---                 ---
        Net cash provided by financing activities                      41,276              52,207
                                                                       ------              ------
        Increase (decrease) in cash and cash equivalents              (4,169)               4,772
        Cash and cash equivalents at beginning of year                 30,302              21,681
                                                                       ------              ------
        Cash and cash equivalents at end of period                   $ 26,133            $ 26,453
                                                                       ======              ======
The Company paid cash during the six months ended
June 30, 1998 and 1997 as follows:

    Interest                                                          $ 9,140             $ 7,635
    Taxes                                                                 325               1,216

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

         The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1997 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended June 30, 1998. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

(2)      Allowance for Loan Losses

         Changes in the allowance for loan losses for the six months ended June 30, 1998 and 1997 are as follows:


                                                1998            1997
                                                ----            ----

Balance at beginning of period                $5,580          $5,696
Provisions for loan losses                       150               -
Loans charged off                              (354)           (328)
Recoveries on loans previously charged-off       162             133
                                                 ---             ---
Balance at end of period                      $5,538          $5,501
                                               =====           =====

         The principal balance of loans not accruing interest totaled $1,267,000 and $2,244,000 at June 30, 1998 and 1997 respectively and $2,100,000 at
         December 31, 1997.

         At June 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired totaled $1,069,000 and $2,665,000, respectively. The average recorded investments in impaired loans during the three months ended June 30, 1998 and 1997 was approximately $1,209,000 and $2,502,000, respectively. For the six months ended June 30, 1998 and 1997, the Company recognized $37,000 and $112,000, respectively, in interest income on the impaired loans during the period in which they were considered impaired.


(3)      Earnings per Common Share

         Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) is as follows (income in thousands):

                                                                      Average
                                                   Net Income          Shares         Per Share
                                                   ----------         -------         ---------
For six months ended June 30, 1998
  Basic EPS

    Net income applicable to common shareholders      $2,332         3,603,209         $.65
                                                                                        ===
    Effect of assumed exercise of stock options            -           199,263
                                                           -           -------
  Diluted EPS

    Income available to common shareholders and
      assumed exercise of stock options               $2,332         3,802,472         $.61
                                                       =====         =========          ===
For six months ended June 30, 1997

  Basic EPS

    Net income applicable to common shareholders      $1,997         3,573,536         $.55
                                                                                        ===
    Effect of assumed exercise of stock options            -           152,467
                                                           -           -------
  Diluted EPS

    Income available to common shareholders and
      assumed exercise of stock options               $1,997         3,726,003         $.53
                                                       =====         =========          ===
For three months ended June 30, 1998

  Basic EPS

    Net income applicable to common shareholders      $1,200         3,607,590         $.33
                                                                                        ===
    Effect of assumed exercise of stock options            -           208,815
                                                           -           -------
  Diluted EPS

    Income available to common shareholders and
      assumed exercise of stock options               $1,200         3,816,405         $.31
                                                       =====         =========          ===
For three months ended June 30, 1997

  Basic EPS

    Net income applicable to common shareholders      $1,075         3,579,099         $.30
                                                                                        ===
    Effect of assumed exercise of stock options            -           145,875
                                                           -           -------
  Diluted EPS

    Income available to common shareholders and
    assumed exercise of stock options                 $ 1,075        3,724,974         $.29
                                                       ======        =========          ===

(4)      Stock Option Plans

         The Company has stock option plans under which options to acquire 525,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At June 30, 1998, options to purchase 521,500 shares were held by grantees under the plans. The range of exercise prices of the options is $5.63 to $21.50 per share with an average exercise price of $13.07 per share. At June 30, 1998, options to acquire 303,100 shares were exercisable. Of the remaining, options to acquire 27,700 shares become exercisable at various times through May 2000 and 190,450 become exercisable when the market price of the Company's common stock reaches certain levels, ranging from $21.50 to $33.50, and remains there for a 30 day period. Since inception of the plans, options to acquire 14,425 shares have been exercised.

(5)      Dividends

         The Company declared a quarterly $.08 per share dividend on common stock on June 23 , 1998, payable July 30, 1998 to shareholders of record July 15, 1998.

(6)      New Accounting Pronouncements

         Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the Financial Accounting Standards Board is considering certain amendments and interpretations of SFAS No 125 which, if enacted in the future, could affect the accounting for transactions within their scope.

         On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, entitled "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

         Comprehensive income for the six-month period ended June 30, 1998 is shown in the consolidated statement of changes in equity. Comprehensive income for the six-month period ended June 30, 1997 was $2,026,000.

          FASB  Statement  No. 131  entitled "Disclosures  about  Segments of an
          Enterprise and Related Information" was issued in June 1997. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, services, geographic areas, and major customers. This Statement may increase the Company's financial disclosures but will have no impact on operating results. FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" in February 1998. This statement revises employer's disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The statement is effective for the Company in 1998 and will not impact the Company's financial position or results of operations.

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters beginning January 1, 2000. Earlier adoption, however, is permitted. The Company anticipates, based on current activities, that the adoption of SFAS No. 133 will not have a material effect on the results of its operations.

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

         OVERVIEW

         Total assets increased $43.2 million, or 8.3% in the first six months of 1998. Loans increased $35.4 million, or 10.7% as compared to December 31, 1997 and deposits increased $34.9 million, or 7.4%. The loan growth has been primarily in commercial loans and residential mortgages. Investments in securities available-for-sale increased by $9 million, or 7.4%, over the amount at year end. Deposits increased to $504.8 million as compared to $469.8 million at December 31, 1997. $3.1 million of the increase was in certificates of deposit of $100,000 or more. Other deposit increases from December 31, 1997 were $12.2 million for Savings and Money Market, and $4.3 million for certificates less than $100,000. Demand and interest checking deposits increased $12.7 million and $2.7 million, respectively. The growth in demand deposits has been primarily in the three months ended June 30, 1998 and the growth has been a combination of new relationships and increases in existing relationships. The number of new demand accounts increased by 1,364, or 11.9% from December 31, 1997 to June 30, 1998. Securities sold under agreement to repurchase and short-term borrowings increased $6.7 million or 46.9%.

         For the six-month period ended June 30, 1998, net income increased $355,000, or 18%, as compared to the same period in 1997 and diluted income per share increased $.08, from $.53 to $.61. The increase is primarily due to increased net interest income. Net interest income increased $1,082,000, or 10.9% as compared to the same period in 1997.

         Net income for the three-month period ended June 30, 1998 increased $125,000, or 11.6%, as compared to the same period in 1997. Diluted income per share increased to $.31, up $.02 in comparison to $.29 for the three months ended June 30, 1997. As with the six month period, the increase is primarily due to increased net interest income. Net interest income increased $486,000, or 9.5% as compared to the same period in 1997.

         NET INTEREST INCOME

         Commercial lending and residential mortgage lending continue to provide much of the Company's loan growth. The increase in net interest income in the six-month period ended June 30, 1998 as compared to the same period in 1997 is primarily the result of the increased lending activity and increased securities available-for-sale, with offsetting interest expense from increased certificate of deposit and securities sold under agreement to repurchase volumes. After remaining fairly stable in 1997 the net interest margin has declined from 4.50% for the quarter ended December 1997 to 4.33% for the quarter ended March 1998 and to 4.26% for the June 1998 quarter. As the Company continues to meet its growth objectives and increases its market share much of the deposit growth continues to be in certificates of deposit. The decline in margin is primarily caused by the increases in the relative amount of certificates of deposit and of lower yielding assets such as residential mortgage loans and securities available-for-sale. This along with increasing price competition on loans and further interest rate declines may mean further decreases in net interest margin. Increased loan volume resulted in interest and fees on loans increasing $1,382,000, or a 10.1% increase for the six-month period and $737,000, or 10.6%, for the three-month period ended June 30, 1998, as compared to the same periods in 1997. For the six-month period interest and fee income on loans was increased $1,632,000 by additional volumes and was reduced $250,000 by lower rates.

         Average commercial loans increased $20.9 million, or 11%, from the period ended June 30, 1997 to the period ended June 30, 1998. The increased volume contributed $960,000 to income, which was partially offset by rate declines that reduced income by $173,000. Average mortgage loans increased $13.4 million, or 17.7%. The increase in the mortgage portfolio was primarily made up of fixed rate mortgages with maturities of 15 years or less. The increase in mortgage interest income of $499,000 was the result of the increased volume. Average home equity lines of credit outstanding increased $4 million with an increase in income of $120,000. Other consumer loans showed a small decline. Average securities increased $34 million and income from those investments increased $949,000, or 23.8%. Because of the additional deposits and securities sold under agreement to repurchase generated by our banking offices, the rate of available funds growth has exceeded loan growth, and management has purchased additional securities available-for-sale in order to maximize earnings. The securities sold under agreement to repurchase are used in conjunction with deposit sweep accounts.

         Interest expense increased $1,334,000, or 16.8%, for the six-month period ended June 30, 1998 as compared to the period ended June 30, 1997, and $576,000, or 13.8% for the comparative three-month period. The net average balance total of savings, interest checking, and money market categories have shown an increase of $17.2 million, or 12%, as compared to the first six months of 1997, and the interest expense associated with those deposits increased $245,000, or 15.8%. Average balances for certificates of deposit increased $26.5 million for the six-month period as compared to the first six months of 1997, and the Bank's deposit growth in certificates of deposit resulted in $737,000 additional interest expense due to increased balances and $9,000 because of increased rates.

         PROVISION FOR LOAN LOSSES

         The Bank provides for loan losses by a charge to current operations. The provision is based upon discretionary adjustments which, in the opinion of management, are necessary to bring the allowance to an appropriate level considering the character of the loan portfolio, current economic conditions, analyses of specific loans, and historical loss experience. A provision for $150,000 was made for the period ended June 30, 1998 and no provision was made in the period ended June 30, 1997.

         The Bank had net charge-offs of $192,000 for the six-month period ended June 30, 1998 as compared to net charge-offs of $195,000 for the same period in 1997. Net charge-offs (annualized) as a percent of average loans were .11% and .13% for the six months ended June 30, 1998 and 1997. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable periods were 1.51% and 1.71%, respectively. Non performing assets decreased $202,000, or 7.6% to
         $2,440,000  at  June  30,  1998  from  $2,642,000  at  June  30,  1997.
         Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at June 30, 1998 to absorb anticipated losses. Management believes that the inherent risk in the current portfolio is being adequately provided for, and because of credit standards that the Bank has implemented, new loans are expected to be of high quality.

         Internally criticized loans increased $7.6 million from $15.2 million at December 31, 1997 to $22.8 million at March 31, 1998 and declined $.6 million to $22.3 at June 30, 1998. The increase over the December 1997 total was primarily caused by two lending relationships. Both relationships appear to be adequately collateralized and are not considered impaired.

         NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         Non-interest income of $1,953,000 for the first six months of 1998 represents an increase of $312,000, or 19%, from $1,641,000 for the comparable period in 1997. Most non-interest income categories showed increases in the six-month period. The largest increase was $114,000, or 13.9% as a result of increases in service charges on deposit accounts. The three-month period reflected similar results.

         Non-interest expense was $9,558,000 for the first six months of 1998 as compared to $8,640,000 for the comparable period in 1997, an increase of $918,000, or 10.6%. The largest components of non-interest expense for the six-month periods ended June 30, 1998 and 1997 were salaries, employee benefits and occupancy. Salaries and employee benefits increased $484,000, or 10.3% and occupancy expense showed little change.

         Salaries and employee benefits increased primarily because of annual increases, a new office which opened in the City of Rochester in early April and additional personnel who are being hired and trained for two new suburban offices that are expected to be opened in the third quarter of 1998. Both Salaries, employee benefits and occupancy expenses are expected to increase in 1998 as the Bank opens the new banking offices and replaces its core banking system. While operating expenses have continued to increase, the Company's operating expense as a percent of average assets is declining. The ratio has declined during the last four years from 5.18% in 1994 to 3.60% in 1997 and to 3.54% for six-month period ended June 30, 1998.

         PROVISION FOR INCOME TAXES

         The provision for income tax was $910,000 for the period ended June 30, 1998 as compared to $939,000 at June 30, 1997. The Company's effective tax rates for the periods were 28% and 32% for 1998 and 1997 respectively. During each of the periods ended June 30, 1998 and 1997 the Company reduced its effective tax rate by recognizing deductible temporary differences for which a valuation allowance had previously been established. Some New York State tax benefit has also been recognized in 1998 due to tax planning strategies.

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

         CAPITAL ADEQUACY

         Total shareholders' equity was $35,949,000 at June 30, 1998, which represents an increase of $1,929,000, or 5.7% from $34,020,000 at December 31, 1997. Shareholders' equity increased as a result of $2,332,000 in retained earnings and $312,000 in employee common stock purchases, offset by dividends of $577,000 and a decrease of $138,000 in the unrealized net holding gain on securities available-for-sale, net of taxes.

         At June 30, 1998, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 9.86% and 11.12% respectively, at June 30, 1998. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets, while banking organizations that are not top-rated according to regulators' "Camels" ratings, must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at June 30, 1998 was 6.36%. At 5% the Company would be considered to be well capitalized.

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

         Management continues to quantify the expenses of resolving Year 2000 problems, including problems relating to its own systems and those relating to third party customers and vendors, or the materiality of the effect of such expenses on its results of operations, capital resources or liquidity. To date management has identified expenses for years 1998, 1999 and 2000 of approximately $158,000, $387,000 and
         $89,000, respectively.

         The Bank has also held a Business Advisory Services seminar on the Year 2000 that was attended primarily by corporate customers. Year 2000 Awareness Kits and Questionnaires have been distributed to major commercial customers and the Bank has made a Year 2000 Project Manager available for further technical assistance. The Bank has recently begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems and the related impact on the Bank.

                          PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings

           None

     Item 2.  Changes in Securities

           None

     Item 3.  Defaults upon Senior Securities

           None

     Item 4.  Submission of Matters to a Vote of Security Holders

         a) An Annual Meeting of Shareholders of FNB Rochester Corp. was held May 19, 1998 for the following purpose:

                  1) Nine  directors were elected for the ensuing year and votes were cast as follows:


                                   Votes                                                                Broker           Other
           Name                     For            Withheld          Abstain          Against          Non-Vote        Non-Vote
           ----                     ---            --------          -------          -------          --------        --------

R. Carlos Carballada                2,871,683          174,854         0                0                0               0

Michael J. Falcone                  2,871,019          175,518         0                0                0               0

Gail C. Johnston                    2,868,303          178,234         0                0                0               0

Joseph M. Lobozzo II                2,865,009          181,528         0                0                0               0

Francis T. Lombardi                 2,870,787          175,750         0                0                0               0

Carl R. Reynolds                    2,864,340          182,197         0                0                0               0

H. Bruce Russell                    2,869,519          177,018         0                0                0               0

James D. Ryan                       2,867,085          179,452         0                0                0               0

Linda Cornell Weinstein             2,866,821          179,716         0                0                0               0

               2) Approval of amendment to 1992 Stock Option Plan to increase number of shares  available  under  options  from  325,000  to
                  525,000

  Votes                                 Broker            Other
  For        Against       Abstain      Non-Vote         Non-Vote
  -----      -------       -------      --------         --------
1,583,272    731,039        75,427       656,799          0


     Item 5. Other Information

           None

     Item 6. Exhibits and Reports on Form 8-K

         a)  Exhibits


Exhibit Incorporation by Reference or page in sequential numbering where exhibit may be found:

(3.1)  Certificate of                  Exhibits 4.2-4.5 to Registration
Incorporation as amended, of           Statement No. 33-7244, filed July
the Registrant                         22, 1986


(3.2)   Amendment to Certificate of    Exhibit  3 to Form 10-Q for  period
Incorporation of Registrant dated      ended June 30, 1992
August 6, 1992


(3.3)  By-laws of the                  Exhibit 3.3 to Annual Report on
Registrant, as amended                 Form 10-K for the year ended
                                       December 31, 1992


       (b)  Reports on Form 8-K:

           None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FNB ROCHESTER CORP.



Date       August 10 , 1998                   /s/ Stacy C. Campbell
           ----------------                   ---------------------
                                                  Stacy C. Campbell
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer
                                                   and Duly Authorized Officer)

                             INDEX OF EXHIBITS



Exhibit Incorporation by Reference or page in sequential numbering where exhibit may be found:

(3.1)  Certificate of Incorporation     Exhibits 4.2-4.5 to Registration
as amended, of the Registrant.          Statement No. 33-7244, filed July 22,
                                        1986


(3.2)   Amendment  to  Certificate      Exhibit 3 to Form  10-Q  for  period
of Incorporation of Registrant          ended June 30, 1992
dated August 6, 1992


(3.3)  By-laws of the Registrant,       Exhibit 3.3 to Annual Report on Form
as amended.                             10-K for the year ended December 31,
                                        1992

(27) Financial Data Schedule            Page 23