Form 10-Q
period 1998-09-30
FNB ROCHESTER CORP
filed 1998-11-13
CIK 745087

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended September 30, 1998

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
Yes    X     No ______.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at November 6, 1998
Common stock, $1.00 par value                        3,624,722

                                 INDEX


                                                                   Page No.

Part I  Financial Information

          Item 1.
                  Condensed consolidated balance sheets -
                   September 30, 1998 and De3-4ber 31, 1997

                  Condensed consolidated statements of
                   income for the three months and nine months
                    ended September 30, 1998 and 1997                   5

                  Condensed consolidated statement of changes in
                  equity for the period ended September 30, 1998        6

                  Condensed consolidated statements of cash
                   flows for the nine months ended September
                   30, 1998 and 1997                                   7-8


                  Notes to condensed consolidated financial
                   statements                                          9-12


          Item 2. Management's discussion and analysis of financial condition and r13-19s of operations

          Item 3. Quantitative and qualitative disclosures about market risk

                  This information is incorporated by reference in Part I, Item 2.

                  Quantitative and Qualitative Disclosures
                  About Market Risk                                      17

Part II Other information                                             21-22

          Item 1.  Legal proceedings                                     21
          Item 2.  Changes in securities and use of proceeds             21
          Item 3.  Defaults upon Senior Securities                       21
          Item 4.  Submission of matters to a vote of security holders   21
          Item 5.  Other information                                     22
          Item 6.  Exhibits and reports on form 8-K                      22

                         PART I - FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS
                       FNB ROCHESTER CORP. AND SUBSIDIARY

                        Condensed Consolidated Balance Sheets (unaudited)
                         (In thousands, except per share data)

                                                                September 30,        December 31,
                                                                    1998                 1997
            Assets

Cash and due from banks                                                 $17,962              $17,968

Interest-bearing deposits with other banks                                1,086                1,134

Federal funds sold                                                        1,000               12,200

Securities available-for-sale, at fair value                            128,981              120,819

Securities held-to-maturity (fair value of $27,459
in 1998 and $28,323 in 1997)                                             27,146               28,278


Loans:
    Commercial                                                          223,510              201,722
    Mortgage                                                            101,251               83,113
    Home Equity                                                          29,689               23,516
    Consumer                                                             22,702               22,886
        Total loans                                                     377,152              331,237
    Net deferred loan fees                                                  141                  283
    Allowance for loan losses                                           (5,543)              (5,580)
        Net loans                                                       371,750              325,940

Premises and equipment, net                                              11,011                8,813

Accrued interest receivable                                               4,239                3,761

FHLB and FRB stock                                                        2,188                1,655

Other assets                                                              2,533                1,785

        Total assets                                                   $567,896             $522,353


            Liabilities and shareholders' equity Deposits:
    Demand:
        Non-interest bearing                                             83,408               70,831
        Interest bearing                                                 74,397               67,852
    Savings and money market                                            103,309               89,224
    Certificates of deposit:
        Under $100,000                                                  141,451              149,437
        $100,000 and over                                                95,355               92,477
            Total deposits                                              497,920              469,821
Securities sold under agreement to repurchase and
  short-term borrowings                                                  17,799               14,236


Accrued interest payable and other liabilities                            4,482                4,066

Long-term debt                                                           10,210                  210

            Total liabilities                                           530,411              488,333

Shareholders' equity:

  Common  stock,  $1  par  value;   authorized  5,000,000
  shares; issued  and outstanding 3,622,903 in 1998
  and 3,589,253 in 1997
                                                                          3,623                3,589
  Additional paid in capital                                             13,675               13,269
  Undivided profits                                                      19,023               16,266
  Accumulated other comprehensive income                                  1,164                  896
            Total shareholders' equity                                   37,485               34,020

            Total liabilities and shareholders' equity                 $567,896             $522,353

See accompanying notes to condensed consolidated financial statements

                       FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except for share data)


                                                             Nine months ended                  Three months ended
                                                               September 30,                      September 30,
Interest income:                                           1998             1997              1998             1997

  Interest and fees on loans:
    Commercial                                          $14,688         $13,542             $5,040            $4,681

    Mortgage                                              5,107           4,314              1,804             1,510
    Home equity                                           1,671           1,471                583               503
    Consumer                                              1,509           1,551                521               539
      Total interest and fees on loans                   22,975          20,878              7,948             7,233
  Federal funds sold and time deposits                      386             355                 94               148
  Securities                                              7,442           6,332              2,510             2,349
    Total interest income                                30,803          27,565             10,552             9,730
Interest expense:
  Savings, checking and money market accounts             2,811           2,374              1,018               826
  Certificates of deposit                                10,469           9,721              3,413             3,411
  Short-term borrowings and other                           721             174                316               112
    Total interest expense                               14,001          12,269              4,747             4,349
    Net interest income                                  16,802          15,296              5,805             5,381
Provision for loan losses                                   150               0                  -                 -
    Net interest income after provision
    for loan losses                                      16,652          15,296              5,805             5,381


Non-interest income:
  Service charges on deposit accounts                     1,479           1,271                546               452
  Credit card fees                                          523             537                152               163
  Gain on sale of mortgages                                  98              37                 40                13
  Gain on sale of securities available-for-sale              24               -                 13                 -
  Loan servicing fees                                       198             197                 67                66
  Other operating income                                    753             448                304               155
    Total non-interest income                             3,075           2,490              1,122               849
Non-interest expense:
  Salaries and employee benefits                          8,029           7,159              2,825             2,439
  Occupancy                                               2,894           2,778              1,005               922
  Marketing and public relations                            553             438                158               145
  Office supplies, printing and postage                     572             467                192               153
  Processing fees                                           887             724                332               225
  Legal                                                     125             165                 29                51
  Other                                                   1,657           1,325                618               481
    Total non-interest expenses                          14,717          13,056              5,159             4,416
      Income before income taxes                          5,010           4,730              1,768             1,814
Income tax expense                                        1,386           1,528                476               589
      Net income                                         $3,624          $3,202             $1,292            $1,225

      Net income per common share - basic              $   1.00           $   .89          $   .36           $   .34
      Net income per common share - diluted             $   .95           $   .86          $   .34            $  .33

See accompanying notes to condensed consolidated financial statements.

                       FNB ROCHESTER CORP. AND SUBSIDIARY
              Condensed Consolidated Statement of Changes in Equity
                         Period Ended September 30, 1998
                                 (in thousands)

                                                                               Accumulated
                                                      Additional                 Other
                                       Common           Paid in    Undivided  Comprehensive
                                       Stock            Capital     Profits     Income      Total

Balance at December 31, 1997          $    3,589   $    13,269   $   16,266     $  896     $  34,020

Comprehensive income

  Net income                                                          3,624                    3,624

    Unrealized gain on securities
      available-for-sale, net of
      taxes of $178 and net of
      reclassification adjustment
      (see disclosure)                                                             268          268

Total comprehensive income                                                                    3,892

Quarterly common stock cash
 dividend - $.08 per share                                            (867)                    (867)

Option and employee purchase                  34           504                                  538
 shares issued

Balance at September 30, 1998         $    3,623   $    13,773   $   19,023     $1,164     $  37,583



Disclosure of reclassification amount:

Unrealized holding gains arising during period                                             $   282

Less: reclassification adjustment for gains included in net income                              14

Net unrealized gain on securities                                                          $   268

                       FNB ROCHESTER CORP. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                Nine months ended
                                                                  September 30,
                                                             1998                1997


Cash flows from operating activities:
  Net income                                                   $   3,624             $ 3,202

Adjustments  to  reconcile   net  income
 to  net  cash  provided  by  operating
  activities:


    Provision for loan losses                                        150                   -
    Depreciation and amortization                                  1,208               1,188
    Gain on sales of securities                                      (24)                  -
    Increase in mortgage loans held-for-sale                        (184)             (1,664)
    Increase in accrued interest receivable                         (478)               (813)
    Increase in other assets                                      (1,011)                (57)
    Increase in accrued interest payable
          and other liabilities                                      485               1,032

        Net cash provided by operating activities                  3,770               2,888

Cash flows from investing activities:

    Securities available-for-sale:
        Purchase of securities                                   (51,754)            (57,224)
        Proceeds from maturities                                  39,637              11,497
        Proceeds from sales                                        4,427                   -
    Securities held-to-maturity:
        Purchase of securities                                    (4,133)             (1,246)
        Proceeds from maturities                                   5,265               3,661
    Loan origination and principal collection, net               (45,692)            (23,688)
    Capital expenditures, net                                     (3,406)               (475)
    Increase in other assets - investing                            (533)               (139)

        Net cash used by investing activities                    (56,189)            (67,614)

Cash flows from financing activities:

    Net increase demand, savings and money
        market accounts                                           33,207              13,096

    Certificates of deposit accepted and repaid, net              (5,108)             42,052
    Increase in short-term borrowing and securities
        sold under agreement to repurchase                         3,563               9,894

    Increase in long-term debt                                    10,000                   -
    Payment of common stock dividend                                (937)               (429)
    Employee stock purchase and exercise
     of options to purchase common stock                             440                 186

        Net cash provided by financing activities                 40,823              64,799

        Increase (decrease) in cash and cash equivalents         (11,254)                 73

        Cash and cash equivalents at beginning of year            30,302              21,681

        Cash and cash equivalents at end of period              $ 19,048            $ 21,754


The Company paid cash during the nine months ended
  September  30, 1998 and 1997
  as follows:

    Interest                                                    $ 14,024            $ 11,783
    Taxes                                                            657               1,857

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

         The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1997 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended September 30, 1998. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

(2)      Allowance for Loan Losses

         Changes in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 are as follows:


                                                1998            1997

Balance at beginning of period                $5,580          $5,696

Provisions for loan losses                       150               -

Loans charged off                               (394)           (376)

Recoveries on loans previously charged-off       207             206

Balance at end of period                      $5,543          $5,526


         The principal balance of loans not accruing interest totaled $1,989,000 and $2,332,000 at September 30, 1998 and 1997 respectively and $2,100,000 at December 31, 1997.

         At September 30, 1998 and 1997, the recorded investment in loans that are considered to be impaired totaled $1,119,000 and $3,675,000, respectively. The average recorded investments in impaired loans during the nine months ended September 30, 1998 and 1997 was approximately $1,106,000 and $2,593,000, respectively. For the nine months ended September 30, 1998 and 1997, the Company recognized $50,000 and $171,000, respectively, in interest income on the impaired loans during the period in which they were considered impaired.

(3)      Earnings per Common Share

         Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) is as follows (income in thousands):



                                                                              Average
                                                          Net Income          Shares            Per Share

For nine months ended September 30, 1998

  Basic EPS

    Net income applicable to common shareholders        $         3,624         3,607,598   $   1.00

    Effect of assumed exercise of stock options                       -           191,765

  Diluted EPS

    Income available to common shareholders and

      assumed exercise of stock options                 $         3,624         3,799,363   $    .95

For nine months ended September 30, 1997

  Basic EPS

    Net income applicable to common shareholders        $         3,202         3,578,518   $    .89

    Effect of assumed exercise of stock options                       -           160,025

  Diluted EPS

    Income available to common shareholders and

      assumed exercise of stock options                 $         3,202         3,734,593   $    .86

For three months ended September 30, 1998

  Basic EPS

    Net income applicable to common shareholders        $         1,292         3,616,234   $    .36

    Effect of assumed exercise of stock options                       -           189,677

  Diluted EPS

    Income available to common shareholders and

      assumed exercise of stock options                 $         1,292         3,805,911   $    .34



For three months ended September 30, 1997

  Basic EPS

    Net income applicable to common shareholders        $         1,225         3,582,818   $    .34

    Effect of assumed exercise of stock options                       -           169,012

  Diluted EPS

    Income available to common shareholders and

      assumed exercise of stock options                 $         1,225         3,751,830   $    .33


(4)      Stock Option Plans

          The Company  has stock  option  plans  under which  options to acquire
          525,000 shares of its common stock were available to grant to key employees and options to acquire 25,000 shares of its common stock were available to grant to directors. At September 30, 1998, options to purchase 509,662 shares were held by grantees under the plans. The range of exercise prices of the options is $5.63 to $21.50 per share with an average exercise price of $13.12 per share. At September 30, 1998, options to acquire 315,956 shares were exercisable. Of the remaining, options to acquire 23,400 shares become exercisable at various times through September 2000 and 170,306 become exercisable when the market price of the Company's common stock reaches certain levels, ranging from $25.50 to $33.50, and remains there for a 30 day period. Since inception of the plans, options to acquire 23,025 shares have been exercised.

(5)      Dividends

         The Company declared a quarterly $.08 per share dividend on common stock on September 29 , 1998, payable October 30, 1998 to shareholders of record October 15, 1998.

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

         Comprehensive income for the nine-month period ended September 30, 1998 is shown in the consolidated statement of changes in equity. Comprehensive income for the nine-month period ended September 30, 1997 was $3,780,000.

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

         FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters beginning January 1, 2000. Earlier adoption, however, is permitted. The Company anticipates, based on current activities, that the adoption of SFAS No.
         133 will not have a material effect on the results of its operations.

         FASB Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise was issued in October 1998. This statement is an amendment of FASB Statement No. 65, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. Statement 65, as amended by FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. Early application is encouraged. The Company anticipates, based on current activities, that the adoption of SFAS No. 134 will not have a material effect on the results of its operations.

                       FNB ROCHESTER CORP. AND SUBSIDIARY

                ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Overview

         Total assets increased $45.5 million, or 8.7% in the first nine months of 1998. Loans increased $45.8 million, or 13.8% as compared to December 31, 1997 and deposits increased $28.1 million, or 6%. The loan growth has been primarily in commercial loans, residential mortgages and home equity loans. Investments in securities available-for-sale increased by $8.2 million, or 6.8%, over the amount at year end. Deposits increased to $497.9 million as compared to $469.8 million at December 31, 1997. $2.9 million of the increase was in certificates of deposit of $100,000 or more. Other deposit increases from December 31, 1997 were $14.1 million for Savings and Money Market, $12.6 million for non-interest bearing demand and $6.5 million for interest checking deposits. Certificates of deposit of less than $100,000 declined $8 million. The number of new demand accounts increased by 1,983, or 17.3% from December 31, 1997 to September 30, 1998. Securities sold under agreement to repurchase and short-term borrowings increased $3.5 million or 25%. To help with interest rate sensitivity and match fund longer term assets, during the third quarter of 1998 the Bank borrowed $10 million for three years from the Federal Home Loan Bank.

         For the nine-month period ended September 30, 1998, net income increased $422,000, or 13.2%, as compared to the same period in 1997 and diluted income per share increased $.11, from $.89 to $1.00. The increase is primarily due to increased net interest income. Net interest income increased $1,506,000, or 9.8% as compared to the same period in 1997. Other income also contributed to the increased net income with increases of $585,000 and $273,000 respectively, for the six-month and three-month periods as compared to the same periods in 1997.

         Net income for the three-month period ended September 30, 1998 increased $67,000, or 5.5%, as compared to the same period in 1997. Diluted income per share increased to $.34, up $.01 in comparison to $.33 for the three months ended September 30, 1997. As with the nine month period, the increase is primarily due to increased net interest income. Net interest income increased $424,000, or 7.9% as compared to the same period in 1997.

         Net Interest Income

         Commercial lending and residential mortgage lending continue to provide much of the Company's loan growth. The increase in net interest income in the nine-month period ended September 30, 1998 as compared to the same period in 1997 is primarily the result of the increased lending activity and increased securities available-for-sale, with offsetting interest expense from increased certificates of deposit and securities sold under agreement to repurchase. After remaining fairly stable during 1997, net interest margin has declined from 4.50% for the quarter ended December 1997 to 4.33%, 4.26% and 4.33% respectively, for each of the three month periods through September 30,1998. To help control interest costs, management has attempted to fund the Bank's growth with less expensive long-term debt and savings, interest checking and money market accounts rather than certificates of deposit. As a result, average certificate of deposit volumes declined in the three month period from June 30, 1998 to September 30, 1998 by $12.5 million.

         Increased loan volume resulted in interest and fees on loans increasing $2,097,000, or a 10% increase for the nine-month period and $715,000, or 9.9%, for the three-month period ended September 30, 1998, as compared to the same periods in 1997. For the nine-month period interest and fee income on loans was increased $2,632,000 by additional volumes and was reduced $535,000 by lower rates.

         Average commercial loans increased $21.2 million, or 11%, from the period ended September 30, 1997 to the period ended September 30, 1998. The increased volume contributed $1,459,000 to income, which was partially offset by rate declines that reduced income by $313,000. Average mortgage loans increased $15.2 million, or 19.7%. The increase in the mortgage portfolio was primarily made up of fixed rate mortgages with maturities of 15 years or less. The increase in mortgage interest income of $793,000 was primarily the result of the increased volume. Average home equity lines of credit outstanding increased $6.9 million with an increase in income of $200,000. Other consumer loans showed a small decline.

         During the year to date, additional deposits and securities sold under agreement to repurchase (which are used in conjunction with deposit sweep accounts) have caused the rate of available funds to grow faster than loans, and management has sought to maximize earnings by using excess funds to purchase additional securities available-for-sale.
         During the nine-month period ended September 30, 1998, average securities increased $29.2 million and income from those investments increased $1,110,000, or 17.5% over the comparable period for the prior year.

         In August 1998 the Bank secured a three year $10 million loan with the Federal Home Loan Bank. This long-term debt will be used to fund fixed rate loans and securities available-for-sale.


         Interest expense increased $1,732,000, or 14.1%, for the nine-month period ended September 30, 1998 as compared to the period ended
         September 30, 1997, and $398,000, or 9.2% for the comparative three-month period. The net average balance total of savings, interest checking, and money market categories have shown an increase of $20.1 million, or 13.8%, as compared to the first nine months of 1997, and the interest expense associated with those deposits increased $437,000, or 18.4%. For the same comparative nine-month periods, average balances for certificates of deposit increased $19.2 million, or 8.3%, resulting in $800,000 in additional interest expense, which was offset by a $51,000 decline in interest expense caused by lower rates.

         Provision for Loan Losses

         The Bank provides for loan losses by a charge to current operations. The provision is based upon discretionary adjustments which, in the opinion of management, are necessary to bring the allowance to an appropriate level considering the character of the loan portfolio, current economic conditions, analyses of specific loans, and historical loss experience. A provision for $150,000 was made for the period ended September 30, 1998 and no provision was made in the period ended September 30, 1997.

         The Bank had net charge-offs of $187,000 for the nine-month period ended September 30, 1998 as compared to net charge-offs of $170,000 for the same period in 1997. Net charge-offs (annualized) as a percent of average loans were .07% for both the nine months ended September 30, 1998 and 1997. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable periods were 1.47% and 1.68%, respectively. Non performing assets increased $284,000, or 8.5% to $3,638,000 at September 30, 1998 from $3,354,000 at September 30,
         1997. The primary reason for the increase in the delinquencies is an increased delinquency rate in a pool of mortgage loans. These mortgages, totaling $8.6 million, were originated from 1995 to 1997 under special underwriting guidelines which targeted certain City of Rochester neighborhoods and allowed for loan-to-value ratios of up to 115%. The Bank has assigned an allocation of its reserve for loan losses to these loans and the allocation will be periodically evaluated and adjusted based on future delinquency rates and loss experience. Non performing assets as a percent of total loans and other real estate declined to .96% at September 30, 1998 from 1.02% at September 30, 1997. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at September 30, 1998 to absorb anticipated losses. Management believes that the inherent risk in the current portfolio is being adequately provided for, and because of credit standards that the Bank has implemented, new loans are expected to be of high quality.

         Internally criticized loans increased $4.3 million from $15.2 million at December 31, 1997 to $19.5 million at September 30, 1998. The increase over the December 1997 total was primarily caused by one lending relationship. The relationship appears to be adequately collateralized and is not considered impaired.

         Non-Interest Income and Non-Interest Expense

          Non-interest income of $3,075,000 for the first nine months of 1998 represents an increase of $585,000, or 23.5%, from $2,490,000 for the comparable period in 1997. Most non-interest income categories showed increases in the nine-month period. The largest dollar increase was $208,000, or 16.4%, as a result of increases in service charges on deposit accounts. The three-month period reflected similar results.

         Non-interest expense was $14,717,000 for the first nine months of 1998 as compared to $13,056,000 for the comparable period in 1997, an increase of $1,661,000, or 12.7%. The largest components of non-interest expense for the nine-month periods ended September 30, 1998 and 1997 were salaries, employee benefits and occupancy. Salaries and employee benefits increased $870,000, or 12.2%, while occupancy expense showed little change. Salaries and employee benefits increased primarily because of annual increases, a new office which opened in the City of Rochester in early April and two new offices which opened in the third quarter of 1998. Both salaries, employee benefits and occupancy expenses are expected to increase in 1998 as the result of the new banking offices and as the Bank replaces its core banking system. While operating expenses have continued to increase, the Company's operating expense as a percent of average assets has declined. The ratio declined during the last four years from 5.18% in 1994 to 3.60% in 1997. The ratio for the first nine months of 1998 is 3.57%. With the Company's planned growth, including new offices and new core banking system, it is expected that this ratio may increase.

         Provision for Income Taxes

         The provision for income tax was $1,386,000 for the period ended September 30, 1998 as compared to $1,528,000 at September 30, 1997. The Company's effective tax rates for the periods were 27.7% and 32.3% for 1998 and 1997 respectively. During each of the periods ended September 30, 1998 and 1997 the Company reduced its effective tax rate by recognizing deductible temporary differences for which a valuation allowance had previously been established. Some New York State tax benefit has also been recognized in 1998 due to tax planning strategies.

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

         The realization of deductible temporary differences depends on the Company having sufficient taxable income within the carry back period permitted by the tax law to allow for utilization of deductible amounts. A valuation allowance has previously been established, and is adjusted quarterly, for the portion of the Company's net deductible temporary differences which are not expected to be realized.


         Capital Adequacy

         Total shareholders' equity was $37,485,000 at September 30, 1998, which represents an increase of $3,465,000, or 10.2% from $34,020,000 at
         December  31,  1997.  Shareholders'  equity  increased  as a result  of
         $3,624,000 in retained earnings and $440,000 in employee stock purchases, offset by dividends of $867,000 and an increase of $268,000 in the unrealized net holding gain on securities available-for-sale, net of taxes. At September 30, 1998, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 9.98% and 11.23% respectively, at September 30, 1998. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets, while banking organizations that are not top-rated according to regulators' "Camels" ratings, must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at September 30, 1998 was 6.44%. At 5% the Company would be considered to be well capitalized.

         Liquidity

         Liquidity measures the ability to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. The fundamental source of liquidity will continue to be deposits. Available sources of asset liquidity include short-term investments, loan repayments, and securities held in the available-for-sale portfolio. Additionally, the Bank has the ability to pledge securities to secure short-term borrowings. The Bank is a member of the Federal Home Loan Bank which provides an additional source of funding.

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

         Quantitative and Qualitative Disclosures About Market Risk

         On a quarterly basis, sensitivity to changes in interest rates is measured using a simulation model. The model estimates changes in net interest income and net income under a variety of possible interest rate scenarios. By performing these simulations and comparing them to established policy limits, management has an opportunity to plan for changes in the asset/liability mix, or to take other steps that may be necessary to lessen interest rate risk. Based on management's assumptions built into the simulation model and the current mix of the Company's assets and liabilities, management's assessment is that there will not be a material adverse effect on its operating results or liquidity in the event of reasonably foreseeable changes in interest rates through 1999. The simulation indicates a 100 basis point change in rates would not impact net income by more than .07% and a 200 basis point change would not have an impact greater than .09%. These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Actual results may differ significantly.


         Year 2000

         For quite some time, First National has been aware of the complexity and magnitude of the Year 2000 (Y2K) issue. As a result, First National, with the support and direction of its Board of Directors and Senior Management, has dedicated resources and formally adopted strategies to work towards resolving all potential Year 2000 issues.

         Since October 1996, First National has been developing its strategy to address the data processing and business impacts that are expected to be encountered. First National is also including environmental systems in its analysis. As is the case with many other financial institutions, First National has opted to follow the five phase format suggested by the Federal Financial Institutions Examination Council. These phases are discussed below.

         Awareness Phase - This is an ongoing phase to educate employees and customers and to determine which systems and services will be affected. First National created a Y2K task force in October 1996 which consists of the Electronic Data Processing Auditor, Senior Vice President of Operations, Vice President of Information Services and the Year 2000 Project Coordinator. This task force is charged with developing and implementing an overall strategy to review systems, services and conduct continuing education. In March, First National held a Year 2000 seminar for customers of the Business & Professional Lending division. Each customer attending was given a "Year 2000 Awareness Kit."

         Assessment Phase - In this phase, First National has determined the size and complexity of the problem by identifying all hardware, software, networks, ATMs and other devices that may be affected by the Y2K date change. An initial inventory was taken starting in October 1996. At the same time, preliminary correspondence was sent to vendors advising the vendors of First National's concerns about the Y2K issue and the possible impact of Y2K on the vendors. In July 1997, a second (updated) inventory was performed and a second letter with an attached survey was sent to vendors as part of continuing efforts to assess the Y2K preparedness of vendors. Based on the results of the inventory process, First National has prioritized its list of applications and systems to be addressed in the Y2K project. To date, First National believes that substantially all possible Year 2000 situations have been identified. First National has started a "due diligence process" for assessing the Year 2000 customer impact.

         Renovation Phase - First National does not write programs or create its own software. Therefore, it must rely on vendors and software suppliers to provide appropriate enhancements in a timely manner. As First National continues to monitor the progress of vendors, it has also begun the process of creating contingency plans for all applications that do not meet First National's deadline for compliance. First National has implemented an aggressive vendor contact schedule and maintains all vendor correspondence to monitor vendor progress.


          Validation Phase - This is the most labor intensive and critical phase and requires a written test plan for each system that will be in use at the turn of the century. First National has opted not to rely on vendor or third party certification as acceptable validation for systems processed in-house. As vendors provide upgraded software or enhancements, testing will be conducted to determine if the software or enhancements meet First National's requirements for Year 2000 readiness. Test plans have been written for all mission critical systems and testing is in process. First National intends to review proxy testing completed for service bureau arrangements and use those results to the extent proxy testing is appropriate and reliable. Additional independent critical testing will be completed as necessary based on proxy test results. The validation phase for these mission critical systems is targeted to be substantially complete by December 31, 1998, except for the core processing system as discussed below.

         First National's core processing system is expected to be converted to a new system prior to year end 1998. After conversion, management expects to perform Y2K tests on the new system as well. The tests would be expected to be completed in the first quarter of 1999 and during the same time frame further tests will be made of critical systems that integrate with the new system.

         Implementation  Phase - By the time we reach  January  1,  2000,  First
         National will have tested each mission critical application. In addition, First National will have contingency plans in place for any application that does not meet Year 2000 compliance. The contingency plans will address key dates such as 12/31/1999, 1/01/2000 and 2/29/2000. Throughout the year 2000, First National will be conducting a quality review to insure that its systems are functioning properly. Management has successfully completed organizational planning guidelines and business impact analysis concerning the Y2K business resumption contingency plan. The actual plan documentation for each critical business function is expected to be completed by year end 1998 and validation of the plan is scheduled to be completed by end of the first quarter of 1999.

         A Year 2000 uncertainty that could have a material effect on the Bank's results of operations or financial condition is the risk associated with large commercial borrowers. A risk assessment for large commercial borrowers is substantially complete. Management received a 78% response rate for surveys sent to large commercial borrowers. All respondents are risk rated as high, moderate or low risk. All non respondents are to be contacted and until the information is received they will be rated high risk. Of the respondents, 14 totaling $12.4 million were rated high risk. Management intends to follow the progress of each high and moderate risk customer and to update risk ratings throughout the remainder of 1998 and 1999. New and renewed commercial borrowers are also being assigned a risk rating and are being required to sign a Y2K addendum where the borrower agrees to take all measures necessary to assure information technology utilized by the borrower is Y2K compliant.

         A large deposit outflow in the year 2000 could impact First National's liquidity. A review of large depositors indicates approximately $40 million in balances that could be at risk due to Y2K. However, First National does not believe that the loss of any one single deposit balance could have a material impact on liquidity. First National has borrowing lines and unencumbered investments that could be used to offset these deposits should they leave the Bank.

          Management continues to quantify the expenses of resolving Year 2000 problems, including problems relating to its own systems and those relating to third party customers and vendors, or the materiality of the effect of such expenses on its results of operations, capital resources or liquidity. To date management has identified expenses for the years of 1998, 1999 and 2000 of approximately $146,000, $454,000, and $67,000, respectively. Of the identified 1998 expense, approximately $110,000 was expended through September. The $67,000 expense for the year 2000 is primarily for contingency planning. Of the total projected expense of $667,000, testing, remediation and staff expense is projected to be $279,000, or 41.8%. Software and equipment purchases are expected to be approximately $192,000, or 28.8% of the total and contingency planning is projected at $196,000, or 29.4%. All expenses related to the year 2000 are expected to be paid out of First National's earnings.

         First National's objective is to migrate to the year 2000 with minimal impact on its customers and to achieve compliance with the ultimate deadline of January 1, 2000.

         Stock Repurchase Plan

         On September 8, 1998 the Company's Board of Directors approved a stock repurchase program. The Board of Directors believes the Company's common stock is undervalued at current market prices. The program authorizes the repurchase of up to 200,000 shares of common stock over the next year at appropriate prices. It is expected these purchases will be made primarily through open market transactions.

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

     Item 6. Exhibits and Reports on Form 8-K

         a)  Exhibits

 Exhibit                                               Incorporation by Reference or page in
                                                       sequential numbering where  exhibit may be
                                                       found:

 (3.1)  Certificate of Incorporation as                Exhibits 4.2-4.5 to Registration Statement
 amended, of the Registrant                            No. 33-7244, filed July 22, 1986

 (3.2) Amendment to Certificate of                     Exhibit 3 to Form 10-Q for period ended
 Incorporation of Registrant dated August 6, 1992      June 30, 1992

 (3.3)  By-laws of the Registrant, as                  Exhibit 3.3 to Annual Report on Form 10-K
 amended                                               for the year ended December 31, 1992

 (10.1) Commercial Line of Credit Note                 Page 25
 between James D. Ryan and First National
 Bank of Rochester

 (27) Financial Data Schedule                          Page 27


 (b)  Reports on Form 8-K:

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FNB ROCHESTER CORP.


Date   November 10 , 1998                       s\s Stacy C. Campbell
                                                    Stacy C. Campbell
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and Duly Authorized Officer)

                              INDEX OF EXHIBITS


Exhibit Incorporation by Reference or page in sequential numbering where exhibit may be found:


(3.1)  Certificate of Incorporation    Exhibits 4.2-4.5 to Registration
as amended, of the Registrant.         Statement No.33-7244, filed July 22, 1986

(3.2)  Amendment  to  Certificate of   Exhibit 3 to Form 10-Q for period ended
Incorporation of Registrant dated      June 30, 1992
August 6, 1992.

(3.3)  By-laws of the Registrant,      Exhibit 3.3 to Annual Report on Form 10-K
as amended.                            for the year ended December 31, 1992

(10.1) Commercial Line of Credit Note Page 25 between James D. Ryan and First
National Bank of Rochester

(27) Financial Data Schedule           Page 27