Form 10-K
period 1998-12-31
FNB ROCHESTER CORP
filed 1999-03-24
CIK 745087

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period  from____________________ to ____________________

                         Commission file number 0-13423
                                                _______


                             FNB ROCHESTER CORP.
                             ___________________

             (Exact name of registrant as specified in its charter)

                          New York                16-1231984
                          ________                 __________

             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)     Identification No.)


                   35 State Street, Rochester, New York   14614
                   ____________________________________   _____
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (716) 546-3300
                                                           ______________


               Securities registered pursuant to Section 12 (b) of
                                    the Act:


                        None                    None
                        ____                    ____

                 (Title of Each Class) (Name of Each Exchange on
                                            Which Registered)


           Securities registered pursuant to Section 12(g) of the Act

                     Common Stock, $1.00 Par Value Per Share
                     _______________________________________
                              (Title of Each Class)

Indicate by check Mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES ____  NO ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

The aggregate market value of the 2,532,244 shares of Common Stock-Voting held by non-affiliates of the registrant at March 10, 1999 (based on the average of high and low prices on March 10, 1999) was $79,765,686. Solely for the purposes of this calculation, all persons who are directors and executive officers of the Registrant and all persons who are believed by the Registrant to be beneficial owners of more than 5% of its outstanding common stock have been deemed to be affiliates.


Number of shares of Common Stock outstanding as of the close of business on March 10, 1999 was 3,651,093.




                      Documents Incorporated By Reference

         No part of the following document is incorporated by reference

                                     PART I
                                     ______

Item 1.  Business

General

FNB Rochester Corp. (the "Company") is a bank holding company. First National Bank of Rochester ("First National" or the "Bank") is its only subsidiary. The Company was organized under the New York Business Corporation Law and commenced operations on September 10, 1984. At December 31, 1998, the Company had consolidated assets and deposits of $587.9 million and $501.4 million, respectively. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

The Bank was established in 1965, in Rochester, New York as a national bank. It provides a full range of commercial banking, trust, and consumer banking services to businesses and individuals.

On December 9, 1998, the Company announced that an Agreement and Plan of Reorganization dated as of December 9, 1998 had been entered into among the Company, M&T Bank Corporation, a New York corporation ("M&T") and Olympia Financial Corp., a Delaware corporation and wholly-owned subsidiary of M&T ("Olympia") pursuant to which the Company will be merged with and into Olympia pursuant to the terms of an Agreement and Plan of Merger dated as of December 9, 1998 between the Company and Olympia and joined in by M&T (the "Merger"). The proposed merger is subject to various conditions, including the approval of the shareholders of the Company and the receipt of all requisite regulatory approvals. It is expected that the Merger will be completed in the second quarter of 1999. Following the consummation of the Merger, the Bank will be merged with and into Manufacturers and Traders Trust Company, a New York State chartered banking subsidiary of Olympia.


Market Area

The Company's business is conducted from its corporate headquarters located in the Powers Building at the corner of State and Main Streets in downtown Rochester, New York. The Bank's eighteen banking offices are located in Monroe, Ontario, Chemung, Erie, and Onondaga Counties in New York State. The Bank sold its Odessa office in Schuyler County in 1996 and its Shop City office in Onondaga County in 1994, but still provides services in Onondaga County through its Downtown Syracuse office. The Bank expanded into the metropolitan Buffalo area in 1993 with the addition of a loan production office in a suburban section of Erie County. In August 1994, the Buffalo office became a full service branch. A new loan production office was opened in the suburban Buffalo community of Orchard Park in 1997. The Buffalo and Downtown Syracuse offices focus their sales and service efforts on business and professional customers. Three new banking offices were opened in 1998, two in Monroe County and one in Ontario County. In November 1998, the Bank entered into an agreement for the sale of its Southport Community Banking Office in Chemung County to The Elmira Savings Bank, FSB. That transaction is expected to close near the end of the first quarter of 1999.

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


Banking Services

First National's services are provided through sixteen full-service community banking offices, fourteen of which have drive-up facilities, plus the Buffalo and Syracuse offices. Automated teller machines ("ATMs") are located at thirteen of the fourteen Monroe County banking offices, and customers may use ATMs throughout the United States and abroad through ATM networks. The Bank opened its three newest banking offices in the Rochester area in 1998. They are located in the Town of Victor, the Village of Brockport and in a supermarket in the City of Rochester.

The Bank is engaged in general commercial banking, providing a wide range of loan and deposit services. As of December 31, 1998, the Bank had 53,415 deposit accounts and 14,299 loans outstanding. The Bank offers a wide range of retail services, including installment loans, credit cards, checking accounts, savings accounts, money market accounts, and various types of time-deposit instruments. Mortgage lending activities include commercial, industrial, and residential loans secured by real estate. Commercial lending activities include originating secured and unsecured loans and lines of credit and accounts receivable financing services to a variety of businesses. The Bank also provides cash management services to businesses and professionals. The Bank's consumer loan department makes direct auto, home equity, home improvement, and personal loans to individuals. The Bank offers safe deposit box services at fourteen of the banking offices.

The Trust & Investment Division of First National was expanded in 1993. The Trust & Investment Division at First National Bank acts as executor and/or trustee and provides administration, record-keeping, and professional portfolio management for individuals, corporations, institutions, and not-for-profits. The market value of assets under management increased $43.8 million, or 62.6%, from $70.0 million at year end 1997 to $113.8 million at year end 1998, through product offerings such as 401(k) plans, investment management, corporate and cash management services, mutual funds, annuities, and traditional trust and record-keeping services. The Trust & Investment Division has established various strategic alliances with service partners to reduce costs, provide better and more efficient services, obtain access to other markets and enhance its capabilities and product offerings. As with any major business expansion, this is a long-term commitment on the part of the Bank.


Employees

At December 31, 1998, the Company had 279 employees of whom 56 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Competition

The Bank is one of approximately twelve commercial and savings institutions competing for deposits and loans in Monroe County. Approximately ten commercial and savings institutions compete in Chemung County. The Bank considers its business to be highly competitive in its service areas. Many of the competitors are larger than First National in terms of number of offices, assets, and resources, and many have higher lending limits than First National.

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

The primary supervisory authority of the Bank is the Office of the Comptroller of the Currency (the " OCC"), which regularly examines such risk areas as capital adequacy, reserves, loans, investments, management practices, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish quarterly and annual reports to the OCC. The OCC has the authority to issue cease-and-desist orders to prevent a bank from engaging in an unsafe or an unsound practice or violating the law in conducting its business.

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

The Bank's deposits are insured by the Bank Insurance Fund (BIF) of the FDIC up to a maximum of $100,000 per insured deposit account, subject to the rules and regulations of the FDIC. For this protection, the Bank pays a quarterly statutory assessment.

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

Statistical data required to be disclosed by bank holding companies is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof.


Item 2. Properties

The Bank operates eighteen banking offices and one loan production office. Ten of the offices are owned (seven are on leased land) and eight are leased, including an office in a City of Rochester supermarket. The loan production office is leased for one year. The Bank also owns the building at 35 State Street, Rochester, New York and leases additional office space in the adjacent Powers Building. The leases are long-term and non-cancelable and expire at various dates from 2000 through 2018 with optional renewal terms of five to ten years and rent escalation clauses. Some of the leases also provide for contingency rent to be paid annually based upon increases in deposits or the cost of living. The properties are as follows:



                                                                                Owned (O)
                                                                                Leased (L)                  Lease
Location                                       Principal Use                    Leased Land (LL)            Exp Date
________                                       _____________                    ________________            ________
35 State St., Rochester,  NY                   Bank Office Space                      O

Powers Building, Rochester, NY                 Four Corners Banking Office            L                     12/31/09
                                               Bank Office Space                      L                     06/30/09

1 E. Main St., Rochester,  NY                  Sublet                                 L                     08/31/01

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

3333 W. Henrietta Rd., Rochester, NY           Henrietta Banking Office               L                     01/07/16

Warren & Washington Sts., Syracuse, NY         Syracuse Banking Office                L                     05/31/05

Miracle Mile, Elmira, NY                       Horseheads Banking Office              LL                    06/30/03

Broadway & Pennsylvania Ave., Elmira, NY       Southport Banking Office               L                     02/28/00

Snyder Square, Amherst, NY                     Buffalo Banking  Office                L                     08/31/03

6435 W. Quaker St, Orchard Park, NY            Buffalo Loan Office                    L                     03/15/99

214 W. Commercial St., E. Rochester, NY        E. Rochester Banking Office            L                     02/28/03

3175 Chili Ave., Rochester, NY                 Chili Banking Office                   LL                    09/09/15

Penfield Rd. & Rt. 250, Rochester, NY          Penfield Banking Office                LL                    10/24/15

Pittsford/Palmyra Rd. & Rt. 250                Perinton Banking Office                LL                    03/31/16
    Rochester, NY

6660 Fourth Section Rd., Brockport, NY         Brockport Banking Office               LL                     3/31/18

Rt 96, Victor-Pittsford Rd., Victor, NY        Victor Banking Office                  LL                     6/30/18

289 Upper Falls Blvd., Rochester, NY           Upper Falls Banking Office             L                      3/31/03



The Banking Offices in the above table range in size from approximately 285 square feet to 4,500 square feet.

The Bank took occupancy of 36,000 square feet in the Powers Building during 1994 and vacated two floors (approximately 9,800 square feet) in the Wilder Building at 1 E. Main Street, consolidating all operations including the banking office into the Powers Building and the adjacent 35 State Street Building. These consolidated facilities have increased efficiency and are strategically located in downtown Rochester. With new leases signed in the first quarter of 1998 the Powers Building space has increased to approximately 44,000 square feet. The space in the Wilder Building that the Bank continues to lease is approximately 4,700 square feet and all of that space is sublet.


Item 3. Legal Proceedings

None


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1998, no matter was submitted for a vote of Company's shareholders.



                                     PART II
                                     _______

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters


Dividends Paid and Market Prices of Registrant's Stock

The following table displays the range of bid price quotations and dividends declared for the Company's common stock for the years ended December 31, 1998 and December 31, 1997. The dividends were declared during the last month of the applicable fiscal quarters indicated and were paid to shareholders of record during the calendar month following such quarter. The Company's common stock is listed on the Nasdaq National Market System under the symbol FNBR.


                               Price Quotations        Dividends
                            Bid Price (low-high)        Declared
                            ____________________       _________

 1998
 ____

First quarter                   $ 15.25 - 22.75          $ .08
Second quarter                    19.75 - 24.50            .08
Third quarter                     16.00 - 24.88            .08
Fourth quarter                    16.38 - 33.00          $ .08
                                  _____   _____

                                $ 15.25 - 33.00
                                  =====   =====

1997
____

First quarter                  $ 12.00  - 15.75            n/a
Second quarter                   12.25  - 15.13          $ .07
Third quarter                    14.00  - 17.50            n/a
Fourth quarter                   16.00  - 20.25          $ .10
                                 _____    _____

                               $ 12.00  - 20.25
                                 =====    =====

The above prices were furnished by Nasdaq, and such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions. The prices may not reflect actual transactions.

At the close of business on March 10, 1999, the Company had 694 shareholders of record.


Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Information

This table represents a summary of selected components of the Company's consolidated statements of financial condition and consolidated statements of operations for each of the years in the five-year period ended December 31, 1998. All information concerning the Company should be read in conjunction with consolidated financial statements and related notes included elsewhere herein.




                                                    (In thousands, except share data and ratios)

                                                        1998           1997          1996           1995            1994
                                                        ____           ____          ____           ____            ____

Statement of operations information
    Interest income                              $    41,362    $    37,506   $    32,245    $    29,235    $     23,012
    Interest expense                                  18,640         16,721        13,559         12,250           7,950
                                                      ______         ______        ______         ______           _____

  Net interest income                                 22,722         20,785        18,686         16,985          15,062
    Provision for loan losses (recovery)                 150             55             -              -             (43)
 Non- interest income                                  4,330          3,409         3,807          2,640           2,785
 Non-interest expense                                 20,138         17,494        16,650         15,577          16,236
                                                      ______         ______        ______         ______          ______

 Income before income taxes                            6,764          6,645         5,843          4,048           1,654
 Income tax expense (benefit)                          1,728          2,126         1,710          1,194            (283)
                                                       _____          _____         _____          _____             ___

     Net income                                  $     5,036    $     4,519    $    4,133    $     2,854    $      1,937
                                                       =====          =====         =====          =====           =====

Period end balance sheet information
    Securities available-for-sale at fair value$     132,664    $   120,819    $   72,318    $    73,527    $     48,942
    Securities held-to-maturity                       21,862         28,278        29,532         31,780          52,997
    Total loans, net of deferred
       loan costs (fees)                             394,666        331,520       303,660        254,003         202,437
    Allowance for loan losses                          5,258          5,580         5,696          5,776           6,452
    Total assets                                     587,900        522,353       437,898        391,320         329,262
  Deposits:
      Non-interest bearing demand                     86,057         70,831        56,111         46,061          37,887
      Savings, interest checking, and
        money market                                 185,280        157,076       144,720        144,326         146,464
      Certificates of deposit                        230,024        241,914       203,940        167,488         111,030
   Total deposits                                    501,361        469,821       404,771        357,875         295,381
      Short-term borrowing                            23,840         14,236           786          4,986           9,875
      Long-term debt                                  20,210            210           210              -               -
  Total shareholders' equity                          38,152         34,020        29,231         25,846          21,360

Per common share data Net income:
       Basic                                     $      1.39    $      1.26    $     1.16  $        0.80    $       0.58
       Diluted                                          1.32           1.21          1.13           0.79            0.58
    Cash dividends                                      0.32           0.17          0.05              -               -
    Book value                                         10.51           9.48          8.19           7.24            5.99

Operating ratios:
   Net income as a percent of:
      Average total assets                              0.90%          0.93%         1.00%          0.78%            .62%
      Average common  shareholders' equity             13.94          14.36         15.21          12.17           10.15
   Net interest margin                                  4.30           4.53          4.79           4.92            5.10
   Interest rate spread                                 3.60           3.85          4.19           4.34            4.69
   Non-performing assets ratio (1)                      1.13            .81           .69            .67            1.77
   Allowance for loan losses as a percent
       of period-end loans                              1.33           1.68          1.88           2.27            3.19
   Net charge-offs as a percent of
       average loans                                     .13            .05           .03            .29             .19
   Total equity as a percent of total assets
       at year end                                      6.49           6.51          6.68           6.60            6.49
   Cash dividend  on common stock payout
        ratio                                     $     0.32  $        0.17 $        0.05   $          -  $            -


Notes:

        (1) Non-performing assets (non-accrual loans, loans past due 90 days or more, and real estate acquired by foreclosure) divided by total loans and real estate acquired by foreclosure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities Exchange Commission. Such forward looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in such forward looking statements. Among the important factors on which such statements are based are assumptions concerning the business environment in those counties in New York State where the Bank operates, changes in interest rates, changes in the banking industry in general and particularly in the competitive environment in which the Bank operates, and changes in inflation.


Proposed Merger

In December 1998 FNB Rochester Corp. entered into a definitive agreement with M & T Bank Corporation ("M&T") for a merger of the Company into a subsidiary of M&T (the "Merger"). The Merger is subject to the satisfaction of certain conditions, including approval by shareholders of FNB Rochester Corp. and various regulatory agencies. This transaction is expected to be completed in the second quarter of 1999.

The merger will result in substantial legal, accounting, professional, investment advisory and other expense to be incurred by FNB Rochester Corp. in 1999. This expense is estimated to be approximately $2.5 to $3 million and will be recognized prior to the effective date of the merger. This expense would also include costs associated with the core banking conversion as explained in more detail under Results of Operations, Non-Interest Expense, below.


Overview

On November 30, 1998, First National announced an agreement for the sale of its Southport Office. At December 31, 1998, the office had deposits of approximately $14 million. The closing is expected to take place before the end of the first quarter of 1999.

The Company has continued its growth in 1998, and much of the growth is the result of banking office expansion in the Rochester area. Three new banking offices were opened in 1998 and four new banking offices were opened in 1995 and 1996. Two existing facilities were also replaced with new "customer friendly" facilities. The Company continues to emphasize a high level of customer service, establishing total financial service relationships with customers, and providing convenience through location and extended hours. The new banking offices were opened with modern technology, on-line teller automation, as well as new automated teller machines. On-line teller systems were installed in all other banking offices during 1996. With the use of new technology and more efficient systems, the Company has been able to continue to expand with only a minimal increase in the number of employees.

Net income increased $517,000, or 11.4%, in 1998. The Company's deposits increased $31.5 million, or 6.7%, from December 31, 1997 to December 31, 1998, and the Bank's sweep product increased securities sold under agreement to repurchase by $10.1 million, or 75.4%. Loan growth was strong in 1998 although with lower interest rates more businesses and consumers opted for fixed rate rather than variable rate loans. At December 31, 1998, total loans were up $63.1 million, or 19%, as compared to an increase of $27.9 million from 1996 to 1997. $30 million of the 1998 increase was in commercial loans, $26.6 was in residential mortgages, and home equity lines of credit outstanding ("home equity") increased $7.5 million. Consumer loans showed a slight decline. The Company's investments in securities available-for-sale increased by $11.8 million, or 9.8% from year end 1997 to year end 1998.

Growth objectives are expected to be realized in 1999 by continuing to increase the Company's deposit base, continuing to make high-quality loans, and using the available-for-sale securities portfolio and short term borrowing to provide liquidity and improve margins. In order to accomplish its growth objectives, the Company must continue to increase its market share. The additional new banking offices have helped the Company attain its goals. The growth in deposits in 1998 has been in demand, savings and money market accounts. During the third and fourth quarters of 1998 the Bank borrowed $20 million from the Federal Home Loan Bank to help interest rate sensitivity and match fund longer term assets. This has lessened the Bank's dependency on certificates of deposit and as a result certificates of less than $100,000 declined $7.1 million, or 4.7%, during the year and certificates over $100,000 declined $4.8 million, or 5.2%.


Results of Operations
Net Interest Income
___________________

The following table reflects the net interest margin and interest rate spread for the years shown. Average amounts are based upon average daily balances. No tax equivalent adjustments have been made because they are not considered material.


           Average Balance Sheet and Analysis of Net Interest Margin


                                                                 Years Ended December 31,
                                                                      (in thousands)

                                                1998                             1997                                    1996
                                                ____                             ____                                    ____

                                               Amount                            Amount                                  Amount
                                 Average       Paid or   Average      Average    Paid or   Average   Average   Paid or   Average
                                 Balance       Earned      Rate       Balance    Earned     Rate     Balance   Earned     Rate
                                 _______       ______    _______      _______    _______   _______   _______   _______   _______
Assets:
 Interest-earning assets:
 Interest-bearing deposits
  with other financial
  institutions                $   1,155   $      59       5.11%    $  1,138     $   59     5.18%   $  1,090 $     59       5.41%
Federal funds sold                8,104         445       5.49        8,072        446     5.53       4,773      254        5.32
 Securities: (2)
  Taxable                       150,871       9,682       6.42      128,693      8,678     6.74      97,267    6,420        6.60
  Tax Exempt                      4,959         219       4.42        2,302        104     4.52       2,730      122        4.47
 Net loans (1)                  363,156      30,957       8.52      318,254     28,219     8.87     283,958   25,390        8.94
 Non-interest earning
   assets                        30,921                              26,996                          25,066
                                 ______                              ______                          ______

  Total assets                  559,166                             484,734                         414,316
  Total earning-assets        $ 528,245   $  41,362      7.83%    $ 458,459     $37,506    8.18%   $389,818 $ 32,245        8.27%
                                =======      ______      =====      =======      ______    ====     =======   ======        ====

Liabilities and shareholders' equity:
 Interest bearing liabilities
 Savings, interest checking and
   money market deposits      $ 169,335   $   3,822      2.26%    $ 146,660     $ 3,231    2.20%   $143,890 $  3,093        2.15%
 Certificates of deposit        247,087      13,583      5.50       234,782      13,169    5.61     187,426   10,348        5.52
 Short-term borrowings           18,270         896      4.90         5,901         301    5.10       1,790       99        5.53
 Long-term debt                   6,155         339      5.51           210          20   10.00         193       19       10.00
 Non-interest bearing
   liabilities and
   shareholders' equity         118,319                              97,181                           81,017
                                _______                              ______                           ______

  Total liabilities and
   shareholders' equity         559,166                             484,734                          414,316
                                _______                             _______                          _______

  Total interest bearing
   liabilities                $ 440,847   $  18,640      4.23%    $ 387,553     $16,721    4.31%   $333,299 $13,559         4.07%
                                =======      ======      ====       =======      ======    ====    ========  ======         =====

  Interest rate spread                                   3.60%                             3.87%                            4.20%
  Total earning-assets/                                  ====                              ====                             =====
  Net interest margin         $ 528,245  $   22,722      4.30%    $ 458,459     $20,785    4.53%   $389,818 $18,686         4.79%
                                =======      ======      ====       =======      ======    =====    =======  ======         =====


Notes:(1)  Non-accrual  loans have been  included in the average  balances.
      (2)  Securities available-for-sale are included at amortized cost.

Net interest income, the difference between interest income and interest expense, increased $1,937,000, or 9.3%, from 1997, which had an increase of $2,099,000, or 11.2%, over 1996's net interest income. Average earning assets increased $69,786,000, or 15.2%, from 1997 to 1998 and increased $68,641,000, or
17.6%, from 1996 to 1997. The growth in assets was funded by growth in deposits, borrowings and retained earnings.

Loans represent the majority of the Company's interest-earning assets. The increases in interest income noted in both 1998 and 1997 were primarily due to both loan and investment security volume increases. Loan increases were primarily in commercial real estate, conventional commercial loans and residential mortgage loans and the securities increases were in available-for-sale securities. Average net loan balances increased $44,902,000 from 1997 to 1998, while they increased $34,296,000 from 1996 to 1997. The loan volume increases in 1997 and 1998 are related to sales efforts and emphasis on making new loans. The average rate earned on loans in 1998 was 8.52% compared to 8.87% in 1997 and 8.94% in 1996. Average investment securities volumes increased $24,835,000 from 1997 to 1998 and increased $30,998,000 from 1996 to 1997. The average rate earned on taxable securities, which makes up most of the portfolio, declined from 6.74% in 1997 to 6.42% in 1998.

Average Federal Funds Sold remained constant through 1997 and 1998. The decline in net interest margin is primarily the result of lower rates for both loans and investments.

Interest expense is a function of the volume of, and rates paid for, interest-bearing liabilities. Interest expense increased in 1998 primarily because of an increase in average interest bearing liabilities. Interest rates on interest bearing liabilities declined only slightly in 1998.

The interest spread is the difference between average rates earned on assets and average rates paid on interest-bearing sources of funds. Interest spread declined in 1998 to 3.60% from 3.87% in 1997 and 4.20% in 1996. The interest margin, which is the difference between interest income and interest expense divided by average interest-earning assets, was 4.30% in 1998, 4.53% in 1997, and 4.79% in 1996. The decline in both the spread and the margin from 1997 is primarily due to lower earning asset rates.

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



                                                          Volume and Rate Variances
                                                          _________________________

                                   1998 Compared to 1997                          1997 Compared to 1996
                                    Increase/Decrease                              Increase/Decrease
                                     Due to Change In                                Due to Change In

                                                                Total                                    Total
                                  Average        Average      Increase        Average      Average      Increase
                                  Balance        Rate         (Decrease)      Balance      Rate        (Decrease)
                                  _______        ____          ________       _______      ____         ________

                                                                    (in thousands)
Federal funds sold and
  interest-bearing deposits       $     3     $     (4)       $     (1)       $    184     $    8       $     192

Taxable securities                  1,386         (382)          1,004           2,119        139           2,258

Tax-exempt securities                 117           (2)            115             (19)         1            (18)

Loans, net                          3,801       (1,063)          2,738           3,025       (196)          2,829
                                    _____        _____           _____           _____        ___           _____

  Interest income                   5,307       (1,451)          3,856           5,309        (48)          5,261
                                    _____        _____           _____           _____         __           _____

Savings, interest checking
  and money market                    502           89             591              63         75             138

Certificates of deposit               661         (247)            414           2,650        171           2,821

Other interest-bearing
  liabilities and
 long-term debt                       926          (12)            914             390       (187)            203
                                      ___           __             ___             ___        ___             ___

  Interest expense                   2,089        (170)          1,919           3,103         59           3,162
                                     _____         ___           _____           _____         __           _____

Net interest income               $  3,218     $(1,281)     $    1,937     $     2,206      $(107)    $     2,099
                                     =====       =====           =====           =====        ===           =====



Non-interest Income

Non-interest income is comprised of service charges, trust fees, credit card fees, loan servicing fees, and gains on sales of securities, mortgages, and other assets. The following table sets forth certain information on non-interest income for the years indicated:


                               Non-Interest Income



                                               1998         1997         1996
                                               ____         ____         ____

                                                      (in thousands)

Service charges on deposit accounts    $       2,110 $      1,720  $     1,547
Credit card fees                                 690          715          740
Gain on sale of mortgages                        159           73           65
Gain (loss) on sale of securities
  available-for-sale                              24          (8)         (45)
Loan servicing fees                              266          262          263
Gain on sale of banking office                     -            -          621
Other operating income                         1,081          647          616
                                               _____          ___          ___

      Total non-interest income        $       4,330 $      3,409  $     3,807
                                               =====        =====        =====


Non-interest income increased $921,000, or 27%, from 1997 to 1998 and declined $398,000, or 10.5%, from 1996 to 1997. 1996 non-interest income included a $621,000 gain on the sale of the Odessa banking office. Without the 1996 gain, 1997 would have reflected an increase of $223,000, or 7.0%, in non-interest income. Service charges on deposit accounts showed improvement in 1998 with an increase of $390,000, or 22.7%, over 1997 resulting from both increased volumes and increased pricing. Loan servicing fees have remained relatively constant over the three-year period. $143,000 of the increase in other operating income from 1997 to 1998 was the result of an increase in trust commissions and fees.

The Company continues to explore new ways to increase non-interest income and to monitor fees and service charges.

Non-interest Expense

Non-interest expense, or overhead, consists of salaries and benefits, occupancy, insurance, and other operating costs. The following table sets forth certain information on operating expenses for the years indicated:


                               Non-Interest Expense



                                       1998              1997             1996
                                       ____              ____             ____

                                                   (in thousands)

Salaries and employee benefits     $   10,915      $  9,618             $  9,227
Occupancy                               4,008         3,561                3,448
Marketing and public relations            721           610                  489
Office supplies, postage and printing     771           624                  637
Processing fees                         1,184         1,075                1,018
FDIC assessments                           57            52                    2
Net cost of operation of other
  real estate                              26            16                    2
Legal                                     240           192                  190
Other                                   2,216         1,746                1,637
                                        _____         _____                _____

     Total non-interest expense  $     20,138      $ 17,494             $ 16,650
                                       ======        ======               ======

Non-interest expense for 1998 increased $2,644,000, or 15.1%, from 1997 when it increased $844,000, or 5.1%, from 1996. The increases in 1997 and 1998 are primarily due to the growth of the Company. Much of the increase in both years is attributable to the salaries, benefits, occupancy expenses and other expenses associated with the new banking offices and the increased volume of business they have generated.

Salaries and benefits are the largest component of non-interest expense. The Bank operates in a metropolitan market unlike most community banks of similar size, and its cost for personnel tends to exceed that of typical community banks. Salaries and benefits increased $1,297,000, or 13.5%, from 1997, and $391,000, or 4.2%, from 1996 to 1997. The 1998 increase was primarily caused by the addition of personnel to staff the new offices opened in 1998 and additional operational support and lending staff needed for the increasing volume of business. The 1997 increase was primarily caused by normal raises, promotions and some staff additions.

Occupancy expense, the other significant non-interest expense, increased $447,000, or 12.6%, in 1998 as compared to $113,000, or 3.3%, from 1996 to 1997.
Occupancy expense is expected to continue to increase with the addition of additional leased space at the Bank's headquarters and as the Bank has expanded its service delivery network with three new community banking offices opened in 1998. The full annual expense effect of these new offices will not be realized until 1999 and beyond. A new core banking system which was to have become operational in the fourth quarter of 1998 has been postponed due to the planned merger of the Company. If the Merger is approved, much of the cost incurred to date related to the new system, approximately $774,000, will need to be recognized as expense rather than be capitalized as the new core system will not be utilized. If the Merger does not take place, the Bank plans to continue with its conversion to the new system.

Marketing expense increased $111,000, or 18.2%, from 1997 to 1998. The Bank continued radio, television, and newspaper advertising in 1998. Marketing efforts were focused on the annual "Money Sale", home equity loans, grand openings for the new offices, image enhancement and customer awareness of the Bank as well as extended business hours. Also, as part of its sales efforts, the Company has continued with its interdivisional sales teams which conduct sales "blitzes" throughout the year.

Office supplies, printing and postage increased $147,000, or 23.6%, in 1998 as a result of increased business after a small decline from 1996 to 1997. Other operating expense increased $470,000, or 26.9%, from 1997 to 1998. Among the largest other operating expense increases were telephone, ATM, travel and entertainment costs, and loan filing fees.


Income Taxes

The Company and the Bank file a consolidated tax return. The provision for 1998 income taxes was $1,728,000, compared to $2,126,000 and $1,710,000 in 1997 and
1996, respectively. The Company's effective tax rates were 25.5%, 32% and 29% for 1998, 1997 and 1996, respectively.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $54,000 at December 31, 1998. Income tax expense was affected in 1998, 1997 and 1996 by reductions in the valuation allowance of $722,000, $469,000 and $660,000 respectively due to the generation of sufficient taxable income to support the realization of differences.

At December 31, 1998, the Company had a net deferred tax asset of $1,356,000 as compared to a net deferred tax asset of $554,000 at December 31, 1997. The 1997 deferred tax asset is attributable principally to the difference between book and tax allowance for loan losses.


Analysis of Financial Condition

Securities Portfolio

The primary purposes of the securities portfolio are to produce interest income and provide liquidity through structured maturities. Investments in securities are also made to provide collateral to secure local municipal deposits, to manage risk by diversifying credit risk and positioning the balance sheet for interest rate sensitivity, to support local communities, and to meet tax planning strategies. The total securities portfolio increased $5,429,000, or 3.6% from December 31, 1997 to December 31, 1998 and increased $47,247,000, or 46.4%, from December 31, 1996 to December 31, 1997.

The available-for-sale portfolio includes short-term Treasuries, U.S. Government Agency Notes and mortgage-backed securities not classified as held-to-maturity. During 1998, the Bank continued to classify most of its purchases of securities as available-for-sale.

Unrealized gains on available-for-sale securities included in accumulated other comprehensive income as a component of equity at December 31, 1998 amounted to $627,000, net of taxes, as compared to unrealized gains of $896,000, net of taxes, at December 31, 1997.

At December 31, 1998, 28.2% of the Bank's securities had maturities of five years or less, while 38.7% had maturities of five years or less at the end of 1997, and 50.6% had maturities of five years or less at the end of 1996. The decline in maturities of five years or less was caused by the Bank increasing its mortgage backed securities and SBA pools by approximately $29.3 million from 1996 to 1997 and by an additional $5.7 million from 1997 to 1998. At December 31, 1998 the average life of the Bank's amortizing securities such as mortgage pools and SBA pools was less than three years. The majority of the securities portfolio consists of U.S. Treasury Notes, U.S. Government Agency Notes, SBA pools and sequential pay mortgage-backed securities issued by U.S. government agencies. Since 1994 the Company has been decreasing its available-for-sale holdings of short-term treasuries and replacing them with medium term U.S. government agencies and longer-term variable and fixed rate mortgage-backed securities. Management believes that while this shift has helped the Bank to maintain its interest rate margins, a comparison of the interest rate sensitivity of all of its assets and liabilities suggests that the Bank's interest rate risks continue to be at appropriate levels. See "Management of Interest Rate Risk," below.

The following tables summarize the Company's carrying value of securities available-for-sale and the carrying value of securities held-to-maturity, and their maturities and weighted average yields at December 31, 1998, 1997, and 1996.

              Carrying Value of Securities Available-for-Sale

                                              December 31,
                                              ____________

                                  1998           1997            1996
                                  ____           ____            ____
                                              (in thousands)
Treasury                     $    16,265    $    25,403       $   23,576
U.S. Government agency            43,863         34,346            9,967
Mortgage-backed securities        69,653         61,070           38,775
Other                              2,883              -                -
                                   _____              _                _

   Total                    $    132,664    $   120,819       $   72,318
                                 =======        =======           ======

Notes:
     (1) The above figures are stated at fair value. The available-for-sale portfolio had net unrealized gains of $1,045,000, $1,491,000, and $447,000 at December 31, 1998, 1997 and 1996, respectively. Totals exclude Federal Reserve Bank stock and Federal Home Loan Bank stock of $2,188,000, $1,655,000 and $1,516,000 at December 31, 1998, 1997 and
         1996, respectively.

                Carrying Value of Securities Held-to-Maturity

                                          December 31,

                                       1998           1997            1996
                                       ____           ____            ____
                                               (in thousands)

U.S. Treasury                     $   8,047        $   8,079       $   8,108
U.S. Government agency                  127            5,252           5,293
Mortgage-backed securities            6,929           10,721          12,909
Obligations of state and municipal
  subdivisions                        6,409            3,876           2,872
Other                                   350              350             350
                                        ___              ___             ___

   Total                          $  21,862        $  28,278      $   29,532
                                     ======           ======          ======


                                             Maturities and Weighted Yield of Securities Available-for-Sale
                                                                         (in thousands)

                                                       After One Year           After Five Years
                                    Within               But Within                But Within                After
                                   One Year              Five Years                Ten Years               Ten Years
                                   ________              __________                _________               _________

                             Amount     Yield        Amount       Yield         Amount      Yield      Amount    Yield        Total
                             ______     _____        ______       _____         ______      _____      ______    _____        _____

U.S. Treasury            $    10,122    6.50%      $  6,143       6.27%      $     -            -%  $      -         -%    $  16,265
U.S. Government agency             -        -         5,045       6.73        25,900         6.42     12,918      6.09        43,863
Mortgage-backed
   securities (1)                  -        -         6,888       6.67         3,370         5.94     59,395      6.58        69,653
Other                              -        -            -           -             -            -      2,883      6.49         2,883
                                   _        _            _           _             _            _      _____      ____         _____

    Total                $    10,122    6.50%      $ 18,076       6.55%     $ 29,270         6.38%  $ 75,196      6.23%    $ 132,664
                              ======    =====        ======       ====        ======         =====    ======      =====      =======

Notes:
       (1) Mortgage-backed securities and SBA pools are reported at final maturity notwithstanding the fact that amortization is received regularly on some securities substantially reducing the effective maturities.



                                                   Maturities and Weighted Yield of Securities Held-to-Maturity
                                                                       (in thousands)

                                                             After One Year           After Five Years
                                         Within                But Within                But Within            After
                                        One Year               Five Years                Ten Years           Ten Years
                                        ________               __________                _________           _________

                                     Amount    Yield        Amount    Yield         Amount    Yield      Amount       Yield    Total
                                     ______    _____        ______    _____         ______    _____      ______       ______   _____

U.S. Treasury              $        -             -%     $  8,047    5.80%      $       -        -%     $    -            -%  $8,047
127. Government agency              -             -             -        -              -        -       6.137
Mortgage-backed
  securities (1)                  787          7.00         4,410     6.10          1,023      7.89        709          7.37   6,929
Obligations of state and
  municipal subdivisions          657          3.92         1,138     4.36          1,102      4.20      3,512          5.07   6,409
Other                              50          7.13           275     6.34             25      7.60          -           -       350
                                   __          ____           ___     ____             __      ____          _           __      ___

    Total                 $     1,494          5.65%    $  13,870     5.79%     $   2,150      6.01%  $  4,348       5.48%   $21,862
                                =====          ====        ======     ====          =====      ====      =====       =====    ======


Notes:
           (1) See note (1) above.

Loan Portfolio

The loan portfolio increased $63,146,000, or 19.1%, from 1997 to 1998. This compares to an increase from 1996 to 1997 of $27,860,000, or 9.2%. The growth of the loan portfolio in both 1998 and 1997 was the result of a planned business development program soliciting small businesses and professionals and increases in residential mortgages with terms of 15 years or less. Of the total 1998 year-end loan portfolio, $291,903,000, or 74%, is secured by either commercial or residential real estate.

The majority of the Company's loans continue to be commercial. Commercial loans increased $29,994,000, or 14.9%, from 1997, as compared to an increase of $14,001,000, or 7.5%, from 1996 to 1997. At year-end 1998, 57.1% of commercial loans were secured by commercial real estate. Of the commercial real estate securing those loans, 55.8% was owner occupied. Through expanded sales efforts, the Bank expects to continue to grow commercial loans, although at a somewhat slower rate. Competition for high quality loans is intense. The Bank is establishing itself in the small to medium-size business and professional markets. While its primary market is the Rochester area, the Business and Professional Banking Division has established a presence in the Syracuse and Buffalo markets with offices in Downtown Syracuse and in metropolitan Buffalo. Furthermore, the Bank has access to the Elmira area through its two community banking offices.

Residential mortgage loans increased $26,635,000, or 32%, from 1997 to 1998, as compared to an increase of $11,850,000, or 16.6%, from 1996 to 1997. With lower interest rates in 1998, the Bank experienced increased refinancing activity, and much of that was directed into 15-year or less fixed rate mortgages. It is expected that the Bank may continue to hold a major portion of its 15-year originations in portfolio rather than selling them. When commercial and consumer loan demand is not sufficient to offset deposit increases management looks to the shorter term maturity and variable rate residential mortgages to fill that need.

As a result of marketing promotions, home equity loans increased by $7,540,000, or 32.1%, from 1997 to 1998 and $2,219,000, or 10.4%, from 1996 to 1997. While home equity loans are attractive to borrowers who have equity in their homes, demand for this product is influenced by the residential mortgage refinance market. In the lower rate environment, many homeowners are choosing to refinance their mortgages resulting in the early repayment of home equity loans. Many of these homeowners take out new home equity loans and with increased marketing the Bank has been able to take advantage of the new home equity business this refinancing has created.

Consumer loans declined in 1998 and 1997 by $863,000 and $267,000 respectively. Annual "Money Sale" promotions and other initiatives for new consumer loans have failed to generate enough business to offset the increased payoffs of existing loans. More and more borrowers now seem to use home equity financing for their consumer needs.



                                                          Types of Loans

                                                           December 31,

                                       1998         1997         1996        1995          1994
                                       ____         ____         ____        ____          ____

                                                                     (in thousands)
Commercial                       $    231,716 $    201,722 $    187,721 $   165,645 $    134,529
Residential mortgage                  109,748       83,113       71,263      49,889       31,080
Home equity                            31,056       23,516       21,297      18,773       20,586
Other consumer                         22,023       22,886       23,153      19,711       16,443
                                       ______       ______       ______      ______       ______

254,018otal                           394,543      331,237                  202,638

Net deferred loan costs (fees)            123          283          226        (15)        (201)
Allowance for loan losses             (5,258)      (5,580)      (5,696)     (5,776)      (6,452)
                                       _____        _____        _____       _____        _____

Loans, net                       $    389,408 $    325,940 $    297,964 $   248,227 $    195,985
                                      =======      =======      =======     =======      =======



                                              Maturity Distribution of Loans at December 31, 1998



                                                                      Maturity

                                           One Year            One to        Five Years
                                            or Less        Five Years          or more      Total
                                            _______        __________          _______      _____
                                                                     (in thousands)
Commercial                             $     22,116   $       73,477   $      135,646   $   231,239
Residential mortgage                          1,683           10,200           97,830       109,713
Home equity                                   1,552            1,462           28,602        31,616
Other consumer, net                           1,174           16,657            4,267        22,098
                                              _____           ______            _____        ______

    Total loans                        $     26,525   $      101,796   $      266,345   $   394,666
                                             ======          =======          =======       =======

Floating/adjustable
 Interest rate                                                46,705          126,019
Fixed or predetermined
 Interest rates                                               55,091          140,326
                                                              ______          _______

                                                      $      101,796   $      266,345
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

Installment loans are not ordinarily placed on non-accrual status. Installment loans past due 120 days are generally charged off. At that time, all previously accrued or uncollected interest is reversed and charged against current earnings. Residential mortgage and home equity loans are placed on non-accrual status when they become 180 days past-due.


The following table summarizes the Company's non-performing assets at the dates indicated:


                                                                           Non-Performing Assets

                                                                                 December 31,

                                                           1998           1997             1996            1995          1994
                                                           ____           ____             ____            ____          ____
                                                                                (in thousands)

Loans in non-accrual status                    $          2,831 $        2,100  $         1,419  $        1,665 $       3,290
Loans past due 90 days or more
      and still accruing                                  1,564            540              645              45           196
                                                          _____            ___              ___              __           ___

Total non-performing loans                                4,395          2,640            2,064           1,710         3,486
Real estate acquired by foreclosure                          85             38               45               -           100
                                                             __             __               __               _           ___

Total non-performing assets                    $          4,480 $        2,678  $         2,109  $        1,710 $       3,586
                                                          =====          =====            =====           =====         =====
Non-performing assets as a % of total
      loans and real estate acquired
       by foreclosure                                     1.13%          0.81%            0.69%           0.67%         1.77%
                                                          ====           ====             ====            ====          ====



Total non-performing assets increased $1,802,000, or 67.3%, in 1998 from 1997 and total non-performing assets increased $569,000, or 27% in 1997 from 1996. The primary reason for the increase in loans past due 90 days or more is an increased delinquency rate in a pool of mortgage loans. These mortgages, totaling $8.2 million, were originated from 1995 to 1997 under special underwriting guidelines which targeted certain City of Rochester neighborhoods. The Bank has assigned an allocation of its reserve for loan losses to these loans and the allocation will be periodically evaluated and adjusted based on future delinquency rates and loss experience. The loans comprise $740,000 of the 90 days or more past due total and $203,000 of the non-accrual total.

Loans in non-accrual status increased $731,000 from 1997 to 1998 and increased $681,000 from 1996 to 1997. Of the $2,831,000 in non-accrual loans, $1,250,000 is secured by real estate and $623,000 is guaranteed by the U.S. government. Non-performing assets represent 1.13% of total loans and real estate acquired by foreclosure at the end of 1998 compared to 0.81% in 1997 and 0.69% in 1996.


Provision and Allowance for Loan Losses

The allowance for loan loss is available to absorb charge-offs from any loan category and is restored by charges to income or recoveries of loans previously charged off. Management undertakes a quarterly analysis to assess the adequacy of the allowance taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at December 31, 1998 to absorb anticipated losses inherent in the portfolio.

The following table summarizes the changes in the allowance for loan losses for 1994 through 1998:




                                               Summary of Loan Loss Allowance


                                                                                      December 31

                                                                 1998            1997            1996           1995           1994
                                                                 ____            ____            ____           ____           ____

                                                                                      (in thousands)

Total Loans outstanding at year-end,
     net of costs (fees) and unearned discounts       $       394,666  $      331,520 $       303,660 $      254,003  $     202,437
                                                              =======         =======          ======        =======        =======

Daily average amount of net
     loans outstanding                                        363,156         318,254         283,958        229,331        186,229
                                                              =======         =======         =======        =======        =======

Balance at beginning of year                                    5,580           5,696           5,776          6,452          6,823
Provisions charged to operating expense (recovery)                150              55               -              -           (43)
Reclassification of impairment reserves                             -               -               -              -            210
Allowance of subsidiary sold                                        -               -               -              -          (177)
                                                                5,730           5,751           5,776          6,452          6,813
                                                                _____           _____           _____          _____          _____
Loans charged off:
     Commercial, financial and agricultural                     (515)           (179)           (407)          (840)          (990)
     Real estate mortgage                                        (73)            (72)            (14)           (46)          (124)
     Consumer                                                   (154)           (158)           (137)          (147)          (244)
                                                                 ___             ___             ___            ___            ___

     Total charge-offs                                          (742)           (409)           (558)        (1,033)        (1,358)
                                                                 ___             ___             ___          _____           ____

Recoveries of loans previously charged off:
     Commercial, financial and agricultural                       178             166             407            267            867
     Real estate mortgage                                          21              12               -              -              -
     Consumer                                                      71              60              71             90            130
                                                                   __              __              __             __            ___

                                                                  270             238             478            357            997
                                                                  ___             ___             ___            ___            ___

Net (charge-offs)                                               (472)           (171)            (80)          (676)          (361)
                                                                 ___             ___              __            ___            ___

Balance at end of year                                $         5,258  $        5,580 $         5,696 $        5,776  $       6,452
                                                                =====           =====           =====          =====          =====

Net charge-offs as a percent of average
     loans outstanding during the year                          0.13%           0.05%           0.03%          0.29%          0.19%

Allowance for loan losses as a percent of
     year-end loans                                             1.33%           1.68%           1.88%          2.27%          3.19%



The increases in the loan portfolios and nonperforming loans required that some provision be made in 1998 and 1997. The lack of provision in 1996 and 1995 as well as the decrease in provision in 1994 was the result of reductions in the level of criticized and non-performing loans, and increased collection efforts resulting in significant recoveries. The recovery of provision recorded in 1994 was the result of reversing an excess allowance at Atlanta National Bank just prior to the time of its sale.

At December 31, 1998, the Bank's internally criticized loans were $18,694,000 as compared to $15,194,000 at December 31, 1997 and $14,084,000 at December 31, 1996. Internally criticized loans increased $3,500,000, or 23%, from 1997 to 1998 and increased $1,110,000, or 7.9% from 1996 to 1997. As a percent of total loans, internally criticized loans remained almost unchanged. Internally criticized loans as a percent of total loans were 4.7%, 4.6%, and 4.6% for the years ended 1998, 1997 and 1996, respectively.

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



                                             Allocation of the Allowance for Loan Losses


                                                                December 31,
                                                                ____________

                                       1998                         1997                         1996
                                       ____                         ____                         ____

                                  Allowance       % (1)        Allowance   %(1)           Allowance   % (1)
                                  _________       _____        _________   ____           _________   _____
                                                               (in thousands)

Commercial, financial,
     & agricultural        $        3,710           58.7% $       3,650    60.9%      $    3,925       61.9%
Real estate, residential
     mortgage                       1,102           27.8          1,418    25.1              998       23.5
Home equity                            82            7.9             88     7.1               79        7.0
Other consumer, net                   364            5.6            424     6.9              694        7.6
                                      ___            ___            ___     ___              ___        ___

Total                      $        5,258          100.0%   $     5,580    100.0%     $    5,696      100.0%
                                    =====          =====          =====    =====           =====      =====



                                       1995                         1994
                                       ____                         ____

                               Allowance    % (1)           Allowance   % (1)
                               _________    _____           _________   _____
                                              (in thousands)

Commercial, financial
    & agricultural            $     4,275    65.2%      $  5,384       66.4%
Real estate, residential
    mortgage                          706    19.6            294       15.3
Home equity                           208     7.4            220       10.2
Installment, net                      587     7.8            554        8.1
                                      ___     ___            ___        ___

     Total                    $     5,776   100.0%     $   6,452      100.0%
                                    =====   ======         =====      ======


Notes:

      (1)     Percentage of loans in each category to total loans


Deposits

The fundamental source of funds to support lending activities continues to be the Bank's deposit base, which consists of demand deposits, certificates of deposit, savings, and money market accounts. The ability of management to attract and retain depositors is key to sustaining the Company's growth. The emphasis continues to be on a high level of customer service and cross-selling of products and services. Total deposits in 1998 increased $31,540,000, or 6.7%, from 1997, while average deposits per banking office have increased from $26,574,000 for the month of December 1996 to $30,033,000 for December 1997 and declined to $27,992,000 for December 1998. The December 1996 and 1997 monthly averages include the four new banking offices that were opened in 1995 and 1996 and the 1998 average includes the three new banking offices opened in 1998. Average December 1998 deposits per branch, without the three new offices opened in 1998, were $32,189,000.

In the years 1996 through 1998 the Bank has experienced increases in non-interest bearing demand deposits due in large part to accounts established with new loan relationships, accounts associated with the new banking offices, and increased public fund relationships. 1998 non-interest demand deposits grew 21.5% to $86,057,000 from $70,831,000 in 1997. 1997 non-interest bearing accounts increased $14.7 million, or 26.2%, over 1996 and for the period ended December 31, 1996, the increase was $10.1 million, or 21.8%, over 1995. Interest bearing demand deposits increased $13,879,000, or 20.5%, from December 31,1997 to December 31, 1998 and savings and money market deposits increased $14,325,000, or 16.1%, for the same period.

In 1998, to help control interest costs, management has funded the Bank's growth with less expensive long-term debt and savings, interest checking and money market accounts rather than certificates of deposit. As a result, certificate of deposit volumes declined in the second half of 1998. As compared to December 31, 1997, certificates of deposit declined $11,890,000, or 4.9%. $4,831,000 of the decline was in certificates of deposit of $100,000 or more. From 1996 to 1997, certificates of deposit over $100,000 increased $30,041,000, or 48.1%. In 1997 management sought to increase certificates of deposit over $100,000 as a short-term leverage strategy to increase interest income. $14.0 million of the increase in certificates over $100,000 was the result of an increase in one municipal relationship.

The Company has been taking a number of steps to better position itself to compete in a market which is experiencing disintermediation and movement from low-interest bearing accounts into certificates of deposit. The addition of the three new community banking offices in 1995, a fourth in 1996 and an additional three in 1998 as well as the replacement of two existing offices has significantly improved the Company's retail outlets and has extended services to areas that it previously could not service effectively.

The following tables summarize the daily average deposits of the Company for the years 1998, 1997, and 1996, categories in which those deposits were held in 1998 and 1997, and the maturity distribution of certificates of deposit and public funds of $100,000 or more for the year-end December 31, 1998.



                                                        Daily Average Deposits


                                                                For Years
                                          1998                    1997                        1996
                                          ____                    ____                        ____

                                    Amount       Rate      Amount         Rate          Amount        Rate
                                    ______       ____      ______         ____          ______        ____

                                                                     (in thousands)

Non-interest bearing demand    $    77,065        - %   $    61,411        - %    $    50,114          - %
Interest-bearing demand             69,634       1.09        62,894       1.08         62,820         1.14
Savings, and money market           99,701       3.08        83,766       3.05         81,070         2.93
Certificates of deposit            247,087       5.50       234,782       5.61        187,426         5.52
                                   _______       ____       _______       ____        _______         ____


Total deposits                 $   493,487      3.53%   $   442,853      3.70%    $   381,430         3.52%
                                   =======      ====        =======      ====         =======         =====



                                                Period End Deposits


                                                     For Years
                                                     _________

                                                1998            1997
                                                ____            ____
                                                   (in thousands)
Deposit category:
   Non-interest-bearing demand              $    86,057  $    70,831
   Interest-bearing demand                       81,731       67,852
   Savings                                       46,601       42,266
   Money market                                  56,948       46,958
   CDS less than $100,000                       141,813      148,613
   CDS greater than $100,000                     41,186       40,836
   Public funds less than $100,000                  565          824
   Public funds greater than $100,000            46,460       51,641
                                                 ______       ______

      Total                                 $   501,361  $   469,821
                                                =======      =======


Maturity Distribution of Certificates of Deposits and Public Funds Greater Than $100,000



                              December 31, 1998
                              _________________

Maturity range                 (in thousands)

  less than 3 months        $    38,790
  3 to 6 months                  15,772
  6 to 12 months                 23,196
  12 months or more               9,888
                                  _____

      Total                 $    87,646
                                 ======

Securities with an amortized cost of $132,862,000 at December 31, 1998 were pledged as collateral for municipal deposits and short-term borrowing.


Short-Term Borrowings

The following table describes the Company's short-term borrowings at the dates indicated:


                                                           December 31,
                                                           ____________

                                                     1998       1997       1996
                                                     ____       ____       ____
                                                          (In thousands)

Securities sold under agreements to repurchase  $    23,566  $  13,436        -
Other short-term borrowing                              274        800      786
                                                        ___        ___      ___

   Total                                        $    23,840  $  14,236 $    786
                                                     ======     ======      ===

The Bank had no securities sold under agreements to repurchase at December 31, 1996. The maximum amount outstanding at any one month-end and average amount for securities sold under agreements to repurchase were $23,566,000 and $22,333,000, respectively for 1998 and $13,436,000 and $5,173,000, respectively for 1997 and $4,348,000 and $704,000, respectively for 1996. The increase in 1997 and 1998 was the result of the introduction of a sweep account for business customers. Interest expense on securities sold under agreements to repurchase averaged 4.90% for 1998, 5.08% for 1997, and 5.82% for 1996.

The other short-term borrowing represents the Bank's Note Option as a Treasury, Tax, and Loan Depository for Federal

Tax Deposits. Securities with a carrying value of $2,970,000 at December 31, 1998 are held under the control of the Federal Reserve Bank of New York to secure Federal Tax Deposits in amounts in excess of FDIC insurance limits.


Capital Resources

Total shareholders' equity increased $4,132,000 from 1997. This increase is due to net income for 1998 of $5,036,000 and $522,000 for option and employee purchase common shares issued offset by a decrease in the fair value of securities available-for-sale of $269,000 and dividends paid on common stock of $1,157,000. Under SFAS 115, the net unrealized gain or loss on securities held in the available-for-sale portfolio is recorded in equity, net of taxes. In 1997, this resulted in an increase in shareholder's equity of $628,000 from the period ended December 31, 1996. The SFAS 115 adjustment is not considered in computing regulatory capital.

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

The prompt corrective action regulations of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established specific capital categories based on an institution's capital ratios. To be considered "adequately capitalized" a bank must generally have a Leverage Ratio of at least 4%, a Tier I Risk-Based Capital Ratio of at least 4%, and a total Risk-Based
Capital Ratio of 8%. At December 31, 1998, the Leverage, Tier-I Risk-Based Capital, and Total Risk-Based Capital Ratios of the Company and the Bank were as follows:

                                                  Capital Ratios

                                                     Tier-I          Total
                                     Leverage       Risk-Based     Risk-Based
                                  Capital Ratio    Capital Ratio   Capital Ratio

  FNB Rochester Corp.                      6.4%             9.9%           11.2%
  First National Bank of Rochester         6.0%             9.3%           10.6%
  Regulatory guidelines:
     Well capitalized                      5.0%             6.0%           10.0%
     Adequately capitalized                4.0%             4.0%            8.0%

Maintaining adequate capital ratios is a clearly defined objective of management. A number of steps have been taken by management to monitor capital adequacy. This effort becomes particularly important in light of the growth expectations for the Bank. An early warning system is part of the Company's business planning process. In addition to carefully monitoring performance and its impact on capital ratios, management re-forecasts the Company's balance sheet, income statement, and measures of capital adequacy at least quarterly. Furthermore, each year the entire business plan is revised to reflect actual results and project another year into the future. These measures serve to alert management to potential capital adequacy problems so that appropriate action could be formulated and addressed in advance.

After a four year suspension, the Company declared a common stock cash dividend in December 1996. The suspension was based on the belief of the Company's Board of Directors that until capital was sufficient to sustain the anticipated growth, earnings should be retained in the Company to support that growth. The Board declared cash dividends on the Company's common stock in June and December of 1997 and quarterly cash dividends in 1998.


Liquidity

Liquidity measures the ability to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations, and to provide for customers' credit needs. Management carefully monitors its liquidity position and seeks to maintain adequate liquidity to meet its needs. All internal liquidity measures exceed minimum levels established by the Bank. The fundamental source of liquidity will continue to be core deposits. Available sources of asset liquidity include short-term investments, loan repayments, and securities held in the available-for-sale portfolio. Additionally, the Company has the ability to pledge securities to secure short-term borrowing. The Bank is a member of the Federal Home Loan Bank which provides additional source of funding if needed. At December 31, 1998, the Bank had available $30.8 million out of a total line of $50.8 million. The Federal Home Loan Bank line is secured by residential mortgages.

The Bank has agreements under which it may obtain funds for short-term liquidity needs by selling securities under agreements to repurchase. Additionally the Bank began selling securities under agreements to repurchase to business customers in 1997 under a cash management sweep account arrangement.

The majority of the Company's assets are held by the Bank. Dividends and cash advances to the Company from the Bank are subject to standard regulatory constraints. Based on an analysis of projected expenses and cash flows, management believes that the Company has sufficient cash to meet its anticipated cash obligations.


Management of Interest Rate Risk

An objective of the Company's asset/liability management policy is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. The Asset/Liability Management Committee is responsible for managing interest rate risks.

The Company uses a variety of methods to manage its interest rate risk and does not rely solely on one method. One such method used to manage interest rate risk involves the measurement of interest rate gap. Interest rate gap is the amount by which a bank's rate sensitive assets differ from its rate sensitive liabilities.  A positive  gap exists  when rate  sensitive  assets  exceed  rate sensitive liabilities, indicating that a greater volume of assets than liabilities will reprice during a given period. Theoretically, this mismatch will enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is negative, indicating that a greater volume of liabilities than assets will reprice during the period. Theoretically, in this case, a rising rate environment will inhibit earnings and declining rates will enhance earnings. The Rate Sensitivity Schedule that follows illustrates the measurement of interest rate gap at December 31, 1998.


                                                                         Rate Sensitivity Schedule


                                            One Day      Over Three        Over Six      Over One         Over
                                           to Three       Months to       Months to       Year to         Five
                                             Months      Six Months        One Year         Five          Years      Total
                                             ______      __________        ________       _______        _______     _____

                                                                     (in thousands)

Interest earning assets:
Loans:
 Commercial                          $     90,308  $      8,639        $     5,661   $    84,564      $ 42,126  $     231,298
 Residential mortgage (1)                     339         3,335              7,398        30,427        73,922        115,421
 Home equity (1)                           31,385             -                  -                         233         31,618
 Consumer                                     596         2,860              2,878         9,914            81         16,329
                                              ___         _____              _____         _____            __         ______

  Total loans                             122,628        14,834             15,937       124,905       116,362        394,666
                                          _______        ______             ______       _______       _______        _______


Investment securities                      36,130        13,638             29,387        55,394        22,165        156,714
Interest bearing deposits in
  banks and federal funds sold              2,582             -                  -            50             -          2,632
                                            _____             _                  _            __             _          _____

  Total interest-earning  assets     $    161,340  $     28,472        $    45,324   $   180,349   $   138,527  $     554,012
                                          =======        ======              =====       =======       =======        =======


Interest-bearing liabilities:
 Savings deposits                    $    185,280             -                  -             -            -   $     185,280
 Time deposits $100M & over                38,790        15,772             23,196         9,888            -          87,646
 Other time deposits                       25,304        33,033             64,896        19,035          110         142,378
 Short-term borrowing                      23,840             -                  -             -            -          23,840
 Long-term debt                                 -             -                  -        20,210            -          20,210
                                                _             _                  _        ______            _          ______

   Total interest-bearing
    liabilities                      $    273,214  $     48,805        $    88,092 $      49,133  $       110   $     459,354
                                          =======        ======             ======        ======          ===         =======

Net interest rate sensitivity gap    $  (111,874)  $   (20,333)         $  (42,768) $     131,216  $   138,417  $      94,658
                                         =======        ======              ======        =======      =======         ======

Cumulative gap                       $  (111,874)  $  (132,207)         $ (174,975) $    (43,759)  $    94,658
                                         =======       =======             =======        ======        ======

Cumulative gap ratio (2)                     0.59          0.59               0.57          0.90         1.21
                                             ====          ====               ====          ====         ====

Cumulative gap as a % of
 Total assets                            (19.03)%      (22.49)%             (29.76)%       (7.44)%       16.10%
                                          =====         =====                =====          ====         =====


Notes:
        (1) Fixed rate home equity loans are included with residential mortgage loans for rate sensitivity and with other consumer loans for financial statement purposes. The home equity category above includes only lines of credit.

        (2) Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

As measured by the cumulative sensitivity gap at December 31, 1998, the maturity and repricing of the Company's interest earning assets and interest bearing liabilities showed a negative gap in the one year period. Interest checking, savings and money market deposits are assigned one day to three months repricing and while these deposits can be repriced in that time period they may react very differently to various interest rate scenarios. Management does not believe this rate sensitivity schedule accurately reflects the true interest rate risk of the Company because changes in interest rates do not affect all categories of assets and liabilities equally as implied by this schedule.


Quantitative and Qualitative Disclosures About Market Risk

On a quarterly basis, sensitivity to changes in interest rates is also measured using a simulation model. The model estimates changes in net interest income and net income under a variety of possible interest rate scenarios. By performing these simulations and comparing them to established policy limits, management has an opportunity to plan for changes in the asset/liability mix, or to take other steps that may be necessary to lessen interest rate risk. Based on management's assumptions built into the simulation model and the current mix of the Company's assets and liabilities, management's assessment is that its negative gap position will not have a material adverse effect on its operating results or liquidity in the event of reasonably foreseeable changes in interest rates during 1999. These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Assumptions include prepayments of mortgage assets, cash flows from other financial instruments and loan and deposit pricing maturities. Actual results may differ significantly.

The following table shows the Company's estimated earnings sensitivity profile as of December 31, 1998.



  Changes in Interest Rates       Percentage Change in   Net Interest Income
      (basis points)                 12 Months                 24 Months
       ____________                  _________                 __________

+ 200 over one year                    -0.8                     -2.8
+100 over one year                      0.0                     -0.6
- 100 over one year                    -0.3                      0.9
- 200 over one year                     0.0                      3.0



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

On December 9, 1998, the proposed Merger of First National Bank of Rochester into M & T Bank was announced. The Merger is subject to regulatory and shareholder approvals and is expected to be completed by June 1, 1999 at which time all First National systems will be converted into M & T Bank systems. First National, however, is continuing its preparations for the Year 2000 date change in the event the Merger is not completed.

Since October 1996, First National has been developing its strategy to address the data processing and business impacts that are expected to be encountered. First National is also including environmental systems in its analysis. As is the case with many other financial institutions, First National has opted to follow the six phase format suggested by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC is a joint effort of the Comptroller of the Currency, Federal Reserve, Office of Thrift Supervision and the Federal Deposit Insurance Corporation, the primary regulators of financial institutions in the United States. These phases are discussed below.

Awareness Phase - This is an ongoing phase to educate employees, customers and the community to year 2000 issues, FNB's strategies and plans for renovation. First National created a Y2K task force in October 1996 which consists of the Electronic Data Processing Auditor, Senior Vice President of Operations, Vice President of Information Services, Vice President of Risk Management and the Year 2000 Project Coordinator. This task force is charged with developing and implementing an overall strategy to review systems, services and conduct continuing education. In March 1998, First National held a Year 2000 seminar for customers of the Business & Professional Lending division. Each customer attending was given a "Year 2000 Awareness Kit." In the last quarter of 1998, First National updated customers and shareholders on the progress of the Year 2000 efforts in the quarterly publication, "FNB Focus".

Assessment Phase - In this phase, First National has determined the size and complexity of the problem by identifying all hardware, software, networks, ATMs, facilities and other devices that may be affected by the Y2K date change. An initial inventory was taken starting in October 1996. At the same time, preliminary correspondence was sent to vendors advising the vendors of First National's concerns about the Y2K issue and the possible impact of Y2K on the vendors. In July 1997, a second (updated) inventory was performed and a second letter with an attached survey was sent to vendors as part of continuing efforts to assess the Y2K preparedness of vendors. Based on the results of the inventory process, First National has prioritized its list of applications and systems to be addressed in the Y2K project. To date, First National believes that substantially all possible Year 2000 situations have been identified. First National has started a "due diligence process" for assessing the Year 2000 customer impact. The results of that review are being used to monitor risks to the Bank presented by customers who might be adversely affected by Year 2000 issues.

A Year 2000 uncertainty that could have a material effect on the Bank's results of operations or financial condition is the risk associated with commercial borrowers. A risk assessment for commercial borrowers is substantially complete with 94% of the borrowers evaluated and rated as either high, moderate, or low risk. For purposes of Year 2000, the Bank has defined large commercial borrowers as those with relationships at or above $500,000. Relationships below $500,000 are considered low risk. Certain industries, such as residential construction were also evaluated and classified as low risk for Year 2000. Surveys sent to large commercial borrowers will be rated high risk until information is received. Of the respondents, 14 totaling $13.1 million were rated high risk. Management intends to follow the progress of each high and moderate risk customer and to update risk ratings throughout 1999. New and renewed commercial borrowers are also being assigned a risk rating and are being required to sign a Y2K addendum where the borrower agrees to take all measures necessary to assure information technology utilized by the borrower is Y2K compliant.

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

Validation Phase - This is the most labor intensive and critical phase and requires a written test plan for each system that will be in use at the turn of the century. First National has opted not to rely entirely on vendor testing or third party certification as acceptable validation for systems processed in-house. As vendors provide upgraded software or enhancements, testing will be conducted to determine if the software or enhancements meet First National's requirements for Year 2000 readiness. Test plans have been written for mission critical systems and testing is in process. First National intends to review proxy testing completed for service bureau arrangements and certain purchased software and use those results to the extent proxy testing is appropriate and reliable. Additional independent critical testing will be completed as necessary based on proxy test results. In view of the proposed Merger, validation of several mission critical systems has been rescheduled. In the event that the proposed Merger is not completed by June 1, 1999, the validation of all mission critical systems will be scheduled so that the validation can be completed by June 30, 1999.

As a result of the proposed Merger, First National postponed the conversion of its core processing systems and has extended its contract for use of the Jack Henry Associates Liberty System. Jack Henry Associates advises that the Liberty System is Year 2000 ready with the installation of the latest update release which was installed in December, 1998. In the first quarter of 1999, First National will review the results of proxy testing completed by various Liberty system users and will purchase a copy of the third party review of the proxy testing process by McGladdery and Pullen, a national accounting and consulting firm.

Implementation Phase - By January 1, 2000, First National will have tested each mission critical application. In addition, First National will have contingency plans in place for any application that does not meet Year 2000 compliance. The contingency plans will address key dates such as 12/31/1999, 1/01/2000 and 2/29/2000. Throughout the year 2000, First National will be conducting a quality review to insure that its systems are functioning properly.

Business Resumption Continuity and Planning Phase - The Bank has contracted with a technology consulting firm to develop a business resumption plan that can be implemented in the event the Bank experiences failures to systems or other interruptions to services as a result of Year 2000 issues. Management has successfully completed organizational planning guidelines and business impact analysis concerning the Y2K business resumption contingency plan. The Bank will have finalized the business recovery contingency plan by June 30, 1999 if the pending Merger with M&T Bank is delayed or does not occur.

Management continues to quantify the expenses of resolving Year 2000 problems, including problems relating to its own systems and those relating to third party customers and vendors, or the materiality of the effect of such expenses on its results of operations, capital resources or liquidity. For 1998, the Bank incurred expense of approximately $147,000. In addition, management has identified probable expenses for the years 1999 and 2000 of approximately $395,000 and $67,000, respectively. The $67,000 expense for the year 2000 is primarily for contingency planning. Of the total projected expense of $609,000, testing, remediation and staff expense is projected to be $225,000, or 37%. Software and equipment purchases are expected to be approximately $192,000, or 31.5% of the total and contingency planning is projected at $192,000, or 31.5%. All expenses related to the year 2000 are expected to be paid out of First National's earnings.

First National's objective is to migrate to the year 2000 with minimal impact on its customers and to achieve compliance before the ultimate deadline of January 1, 2000.


Recently Issued Accounting Pronouncements

Effective January 1, 1998, the Company adopted the remaining provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which relate to the accounting for securities lending, repurchase agreements and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, did not have a material impact on the Company.

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker.

Specific information to be reported for individual segments includes profit or loss, certain specific revenue and expense items, and total assets. The Company did not identify any separate operating segments requiring disclosure, therefore SFAS No. 131 did not have an impact on the Company's statement of financial condition or statement of operations.

The Company adopted SFAS No. 132, Employers Disclosure about Pensions and Other Postretirement Benefits in 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the expense measurement or recognition of these plans. SFAS No. 132 did not have an impact on the Company's statement of financial condition or statement of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires the Company to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses results from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The statement is effective for fiscal years beginning after June 15, 1999 although earlier adoption is permitted. Based upon current activities, the adoption of the statement will not have an effect on the Company's financial position or results of operation.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage Backed Securities Retained after the Securitization or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a non mortgage banking enterprise. This statement is effective for the first quarter beginning January 1, 1999 and this statement will not have any impact on the Company's financial position or results of operation as the Company does not currently securitize mortgage loans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See  the  information  provided  above  under  the  caption   "Quantitative  and
Qualitative Disclosures About Market Risk" in Item 7 of this report.



Item 8. Consolidated Financial Statements and Supplementary Data


Consolidated Financial Statements

                          Independent Auditors' Report


The Board of Directors and Shareholders
FNB Rochester Corp.:

We have audited the consolidated statements of financial condition of FNB Rochester Corp. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Rochester Corp. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/S/ KPMG LLP


January 25, 1999
Rochester, New York


                                        FNB ROCHESTER CORP. AND SUBSIDIARY
                                  Consolidated Statements of Financial Condition
                                            December 31, 1998 and 1997
                                         (in thousands, except share data)



                                                                          1998          1997
                                                                          ____          ____
Assets:
  Cash and due from banks                                             $    20,031  $    17,968
  Interest bearing deposits with other banks                                1,132        1,134
  Federal funds sold                                                        1,500       12,200
  Securities available-for-sale, at fair value                            132,664      120,819
  Securities held-to-maturity (fair value of $22,106 in 1998 and
   $28,323 in 1997)                                                        21,862       28,278
  Loans, net of allowance of  $5,258 in 1998 and
    $5,580 in 1997                                                        389,408      325,940
  Premises and equipment                                                   11,673        8,813
  Accrued interest receivable                                               4,069        3,761
  FHLB and FRB stock                                                        2,188        1,655
  Other assets                                                              3,373        1,785
                                                                            _____        _____

                  Total assets                                        $   587,900  $   522,353
                                                                          =======      =======

Liabilities and shareholders' equity Deposits:
    Demand:
      Non interest bearing                                            $    86,057  $    70,831
      Interest bearing                                                     81,731       67,852
    Savings and money market                                              103,549       89,224
    Certificates of deposit                                               230,024      241,914
                                                                          _______      _______

                  Total deposits                                          501,361      469,821

  Securities sold under agreement to repurchase                            23,566       13,436
  Other short-term borrowing                                                  274          800
  Accrued interest payable and other
    liabilities                                                             4,337        4,066
  Long-term debt                                                           20,210          210

                  Total liabilities                                       549,748      488,333
                                                                          _______      _______

Shareholders' equity:
  Common Stock, $1 par value; authorized
     5,000,000 shares; issued and outstanding 3,628,618 in
     1998 and 3,589,253 in 1997.                                            3,629        3,589
 Additional paid in capital                                                13,751       13,269
 Undivided profits                                                         20,145       16,266
 Accumulated other comprehensive income                                       627          896
                                                                              ___          ___

                                                                           38,152       34,020
                                                                           ______       ______

                  Total liabilities and
                    shareholders' equity                              $   587,900  $   522,353
                                                                          =======      =======


See accompanying notes to consolidated financial statements.



                                        FNB ROCHESTER CORP. AND SUBSIDIARY
                                       Consolidated Statements of Operations
                                     Years Ended December 31, 1998, 1997, 1996
                                       (in thousands, except per share data)



                                                                     1998           1997            1996
                                                                     ____           ____            ____
  Interest income:
    Interest and fees on loans                               $      30,957   $     28,219    $     25,390
    Securities:
      Taxable                                                        9,682          8,678           6,420
      Tax-exempt                                                       219            104             122
                                                                       ___            ___             ___

                                                                     9,901          8,782           6,542
    Interest on federal funds sold
      and deposits with banks                                          504            505             313
                                                                       ___            ___             ___

        Total interest income                                       41,362         37,506          32,245
                                                                    ______         ______          ______

  Interest expense:
    Savings, interest checking and money market accounts             3,822          3,231           3,093
    Certificates of deposit                                         13,583         13,169          10,348
    Short-term borrowings                                              896            301              99
    Long-term debt                                                     339             20              19
                                                                       ___             __              __

        Total interest expense                                      18,640         16,721          13,559
                                                                    ______         ______          ______


        Net interest income                                         22,722         20,785          18,686
                                                                    ______         ______          ______

        Provision for loan losses                                      150             55               -
                                                                       ___             __               _

        Net interest income after provision for
          loan losses                                               22,572         20,730          18,686
                                                                    ______         ______          ______

  Non-interest income:
    Service charges on deposit accounts                              2,110          1,720           1,547
    Credit card fees                                                   690            715             740
    Gain on sale of mortgages                                          159             73              65
    Gain (loss) on sale of securities available-for-sale                24            (8)            (45)
    Loan servicing fees                                                266            262             263
    Gain on sale of banking office                                       -              -             621
    Other operating income                                           1,081            647             616
                                                                     _____            ___             ___

         Total non-interest income                           $       4,330   $      3,409    $      3,807
                                                                     _____          _____           _____

  Non-interest expense:
    Salaries and employee benefits                          $       10,915    $     9,618    $      9,227
    Occupancy                                                        4,008          3,561           3,448
    Marketing and public relations                                     721            610             489
    Office supplies, printing and postage                              771            624             637
    Processing fees                                                  1,184          1,075           1,018
    F.D.I.C. assessments                                                57             52               2
    Net cost of operation of other real estate                          26             16               2
    Legal                                                              240            192             190
    Other                                                            2,216          1,746           1,637
                                                                     _____          _____           _____

        Total non-interest expense                                  20,138         17,494          16,650
                                                                    ______         ______          ______

        Income  before income taxes                                  6,764          6,645           5,843

        Income tax expense                                           1,728          2,126           1,710

        Net income                                          $        5,036    $     4,519    $      4,133
                                                                     =====          =====           =====

        Net income per common share - basic                 $         1.39    $      1.26    $       1.16
                                                                      ====           ====            ====
        Net income per common share - diluted               $         1.32    $      1.21    $       1.13
                                                                      ====           ====            ====

  See accompanying notes to consolidated financial statements.


                                         FNB ROCHESTER CORP. AND SUBSIDIARY
                      Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                    Years Ended December 31, 1998, 1997 and 1996
                                        (in thousands except per share data)


                                                                                              Accumulated
                                                                 Additional                     Other
                                                     Common       Paid in      Undivided     Comprehensive
                                                     Stock        Capital       Profits         Income      Total
                                                     _____        _______       _______        ______       _____

  Balance at December 31, 1995                    $   3,569   $    13,024   $     8,403  $     850      $  25,846
  Comprehensive income:
      Net income                                          -             -         4,133          -          4,133
        Change in unrealized gain on
          securities available-for-sale, net
          of taxes of $397                                                                    (582)          (582)
                                                                                                              ___

  Total comprehensive income                                                                                3,551
                                                                                                            _____
  Common stock cash dividend -
     $.05 per share                                       -             -          (179)         -           (179)
  Option and employee purchase shares issued              2            11             -          -             13
                                                          _            __             _          _             __

  Balance at December 31, 1996                    $   3,571   $    13,035   $    12,357  $     268     $  29,231
  Comprehensive income:
      Net income                                          -             -         4,519          -         4,519
        Change in unrealized gain on
          securities available-for-sale, net
          of taxes of $417                                -             -             -        628           628
                                                                                                             ___

  Total comprehensive income                              -             -             -          -     $   5,147
                                                                                                           _____
  Common stock cash dividend -
     $.17 per share                                       -             -          (610)         -          (610)
     Option and employee purchase shares issued          18           234             -          -           252
                                                         __           ___             _          _           ___

  Balance at December 31, 1997                    $   3,589   $    13,269   $    16,266  $     896   $    34,020
  Comprehensive income:
      Net income                                          -             -         5,036.00       -         5,036
        Change in unrealized gain on
          securities available-for-sale, net
          of taxes of $179                                -             -             -       (269)         (269)
                                                                                                            ____

  Total comprehensive income                                                                               4,767
                                                                                                           _____
  Common stock cash dividend -
     $.32 per share                                       -             -        (1,157)          -       (1,157)
     Option and employee purchase shares issued          40           482             -          -           522
                                                                                                             ___

  Balance at December 31, 1998                    $   3,629   $    13,751   $    20,145  $     627   $    38,152
                                                      =====        ======        ======        ===        ======

  Disclosure of reclassification amount:

                                                                          1998              1997      1996
                                                                          ____              ____      ____

  Unrealized holding gains (losses) arising during period               $(283)            $   633    $(555)
  Less: reclassification adjustment for gains (losses)
    Included in net income                                                  14                (5)      (27)
                                                                            __                 _        __
  Change in unrealized gain on securities available-for-
    sale, net of taxes                                            $      (269)            $   628   $ (582)
                                                                          ===                 ===      ===


  See accompanying notes to consolidated financial statements.



                                          FNB ROCHESTER CORP AND SUBSIDIARY
                                        Consolidated Statements of Cash Flows
                                    Years ended December 31, 1998, 1997 and 1996
                                                   (in thousands)



                                                                                1998            1997         1996
                                                                                ____            ____         ____

  Cash flows from operating activities:
   Net income                                                          $      5,036    $      4,519   $      4,133

   Adjustments  to  reconcile  net  income
   to net cash  provided  by  operating
    activities:
      Provision for loan losses                                                 150              55              -
      Depreciation and amortization                                           1,681           1,464          1,449
      Amortization of goodwill                                                    -               -             79
      Deferred income taxes                                                    (623)           (548)           (78)
      (Gain) loss on sales of securities
        available-for-sale                                                      (24)              8             45
      Gain on sale of subsidiary and banking offices                              -               -           (621)
      (Increase) decrease in mortgage loans
        held for sale, net                                                   (2,210)         (2,700)           550
      (Increase) decrease in accrued interest  receivable                      (308)           (519)           331
      Increase in other assets                                                 (872)           (199)          (465)
      Increase in accrued interest
        payable and other liabilities                                           340             986            175
                                                                                ___             ___            ___

        Net cash provided by operating  activities                            3,170           3,066          5,598
                                                                              _____           _____          _____

  Cash flow from investing activities:

    Securities available-for-sale:
      Purchase of securities                                                (70,154)        (71,502)       (29,987)
      Proceeds from maturities                                               53,460          23,275         19,857
      Proceeds from sales                                                     4,427             762         10,097
    Securities held-to-maturity:
      Purchase of securities                                                 (5,370)         (3,249)        (2,891)
      Proceeds from maturities                                               11,786           4,503          5,139
    Loan origination and principal collection, net                          (61,323)        (25,293)       (51,375)
    Payment made for sale of  banking office                                      -               -        (7,855)
    Purchases of premises and equipment, net                                 (4,541)         (1,125)        (3,377)
                                                                              _____           _____          _____

    Increase in FHLB and FRB stock                                             (533)           (139)             -
                                                                                ___             ___              _

        Net cash used by investing activities                             $ (72,248)      $ (72,768)     $ (60,392)
                                                                             ______          ______         ______

  Cash flows from financing activities:

    Net increase in demand, savings, interest
      checking, and money market accounts                             $      43,430   $      27,076   $     16,125
    Certificates of deposit accepted and repaid, net                        (11,890)         37,974         40,404
    Increase (decrease) in short-term
      borrowings                                                              9,604          13,450         (4,200)
    Increase in long-term debt                                               20,000               -            210
    Employee common stock purchase and exercise
     of options to purchase common stock                                        522             252             13
    Dividends paid - common stock                                            (1,227)           (429)             -
                                                                              _____             ___              _

    Net cash provided by financing
      activities                                                             60,439          78,323          52,552
                                                                             ______          ______          ______

  Increase (decrease) in cash and cash
    equivalents                                                             (8,639)           8,621          (2,242)

  Cash and cash equivalents at beginning of
    year                                                                    30,302           21,681          23,923
                                                                            ______           ______          ______

  Cash and cash equivalents at end of year                            $     21,663   $       30,302    $     21,681
                                                                            ======           ======          ======

  Supplemental disclosure of non-cash investing and financing activities:

    Additions to other real estate acquired through foreclosure, or deed in lieu of foreclosure, net of loans to facilitate sale
     and write downs                                                  $         85   $           38    $         45


  The Company paid cash during 1998, 1997, and 1996 for income taxes and interest as follows (in thousands):


                                                                            1998              1997              1996
                                                                            ____              ____              ____

  Interest                                                           $      18,876     $      16,399     $      13,553
  Income taxes                                                                 872             2,637             1,335


  See accompanying notes to consolidated financial statements

                       FNB ROCHESTER CORP. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997, and 1996


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

  On December 9, 1998 a definitive agreement was entered into for a merger between the Company and M&T Bank Corporation, Buffalo, New York. The merger is subject to both shareholder and regulatory approval and it is expected to take place in the second quarter of 1999.

  Basis of Presentation

  The Company operates as a bank holding company. In 1998 its only subsidiary was First National Bank of Rochester (First National). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National. All material intercompany accounts and transactions have been eliminated. The financial statements have been prepared in conformity with generally accepted accounting principles and conform with predominate practices within the banking industry. In preparing these financial statements, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  Securities

  The Company classifies its debt securities as either available-for-sale or held-to-maturity, as the Company does not hold any securities considered to be trading. Held-to-maturity securities are those that the Company has the ability and intent to hold until maturity.

  Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of related taxes, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income in shareholders' equity until realized.

  A decline in the fair value of any security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new basis for the security.

  Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses from securities sold are determined using the specific identification method.

  The Company's investments in the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) are required by law and are carried at cost in the consolidated statement of condition. The Company's disposition of these securities is restricted by agreements with the FHLB and FRB.

  Loans

  Loans are stated at the principal amount outstanding, net of deferred loan origination fees and costs which are accrued to income based on the interest method. The Company originates some residential mortgage loans with the intent to sell. These loans are carried at the lower of aggregate cost or fair value as determined by outstanding commitments from investors or, in the absence of such commitments, the current investor yield requirements calculated on an aggregate basis.

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

  The Company  services  residential  mortgage  loans for the Federal  Home Loan
  Mortgage Corporation (Freddie Mac), and earns servicing fees, which are recognized when payments are received, based upon the outstanding principal balance of the loans. The cost of originating these loans is attributed to the loans and is considered in the calculation of the gain or loss on sale of the loans. Due to their immateriality, the right to service the loans is assigned no financial statement value.

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

  Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price of the fair value of collateral if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages and consumer loans which are collectively evaluated.

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

  The estimated useful lives of the Company's premises and equipment are as follows:



  Buildings and improvements                     5  - 40 years
  Furniture, fixtures, and equipment             3  -  7  years
  Leasehold improvements                         3  - 20  years
  Vehicles                                       2  -  5  years


  Other Real Estate Owned

  Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of the investment in the loan or fair value less estimated costs to dispose. Fair value is determined on an asset by asset basis, primarily through independent third party appraisals. Adjustments to the carrying values of such properties resulting from subsequent declines in fair value are charged to operations in the period in which the declines occur. These adjustments, the net expense of operating other real estate owned and gains and losses on disposition of other real estate owned are included in net cost of operation of other real estate expense. Other real estate owned is included in other assets on the accompanying consolidated statements of financial condition.


  Income Taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Stock Option Plan

  The Company continues to account for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
  Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of an option's grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, the Company has elected to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

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


  Trust Department Income

  Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated statements of financial condition, since such assets are not assets of the Company. Fee income is recognized on the cash method. At December 31, 1998 the market value of the assets under management was $113,842,000.

  Comprehensive Income

  On January 1, 1998,  the  Company  adopted  the  provisions  of SFAS No.  130,
  Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components. Accumulated other comprehensive income consists of net income and the net unrealized holding gains and losses on securities available-for-sale, net of the related tax effect. Prior year financial statements have been reclassified to conform to the requirements of the Statement.

  Per Share Data

  Basic earnings per share data is based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share data is based upon the weighted average number of common shares outstanding and effect of stock issued upon conversion of equivalents stock options during each year.

  Cash Equivalents

  For the purpose of reporting cash flows, cash equivalents include due from banks, unrestricted interest bearing deposits with banks, and federal funds sold.

  Financial Instruments With Off-Balance Sheet Risk

  The Company does not engage in the use of derivative financial instruments and the Company's only financial instruments with off-balance risk are commercial letters of credit and mortgage and commercial loan commitments. These off-balance sheet items are shown in the Company's consolidated statement of financial condition upon funding.

  (2)  Securities

  The aggregate amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 1998 and 1997 follows (in thousands):


                                                        1998                              1997
                                                        ____                              ____

                                             Amortized        Fair           Amortized         Fair
                                               Cost           Value             Cost          Value
                                               ____           _____             ____          ______
 Securities available-for-sale:
        U.S. Treasury                  $       16,045   $     16,265    $        25,152    $     25,403
        U.S. Government agency                 43,675         43,863             34,213          34,346
        Mortgage-backed securities             68,968         69,653             59,963          61,070
        Other securities                        2,931          2,883                  -               -
                                                _____          _____                  _               _

        Total                                 131,619        132,664            119,328         120,819
                                              =======        =======            =======         =======

  Securities held-to-maturity:
        U.S. Treasury                           8,047          8,167              8,079           8,091
        U.S. Government agency                    127            128              5,252           5,229
        Mortgage-backed securities              6,929          6,967             10,721          10,769
        Obligations of state and
        municipal subdivisions                  6,409          6,494              3,876           3,884
        Other securities                          350            350                350             350
                                                  ___            ___                ___             ___

        Total                          $       21,862   $     22,106    $        28,278    $     28,323
                                               ======         ======             ======          ======



  Securities with an amortized cost of $132,862,000 and $105,341,000 at December 31, 1998 and 1997, respectively were pledged as collateral for municipal deposits and to secure short term borrowings.

  Gross unrealized gains and losses on securities available-for-sale and securities held-to-maturity at December 31, 1998 and 1997 follows (in thousands):



                                                                   1998                                 1997
                                                                   ____                                 ____


                                                        Unrealized         Unrealized        Unrealized         Unrealized
                                                          Gains              Losses             Gains             Losses
                                                          _____              ______             _____             ______

  Securities available-for-sale:
        U.S. Treasury                              $           220     $            -    $          251     $         -
        U.S. Government agency                                 328                140               172              39
        Mortgage-backed securities                             740                 55             1,157              50
        Other securities                                        26                 74                 -               -
                                                                __                 __                __               _


  Total                                            $         1,314    $           269    $        1,580    $         89
                                                             =====                ===             =====              ==

  Securities held-to-maturity:
  U.S. Treasury                                    $           120     $            -    $           39    $         27
  U.S. Government agency                                         1                  -                 -              23
  Mortgage-backed securities                                    42                  4                77              29
  Obligations of state and municipal
     subdivisions                                               87                  2                18              10
                                                                __                  _                __              __

  Total                                            $           250    $             6    $          134    $         89
                                                               ===                  =               ===              ==



  The amortized cost of securities by contractual years to maturity as of December 31, 1998 are as follows (in thousands):


                                                 Under 1         1 to 5 Years     5 to 10          10 Years      Total
                                                 _______         ____________     _______          ________      _____

                                                   Year                            Years             and
                                                   ____                            _____             ___

                                                                                                     Over
                                                                                                     ____

  Securities available-for-sale:
    U.S. Treasury                             $    10,035    $     6,010    $         -        $         -   $   16,045
    U.S. Government agency                              -          5,000          25,773            12,902       43,675
    Mortgage-backed securities                          -          6,899           3,357            58,712       68,968
    Other securities                                    -              -               -             2,931        2,931
                                                        _              _               _             _____        _____

       Total                                  $    10,035    $    17,909    $     29,130       $    74,545   $  131,619
                                                   ======         ======          ======            ======      =======

  Securities held-to-maturity:
    U.S. Treasury                             $         -   $      8,047     $         -       $         -   $   8,047
    U.S. Government agency                              -              -               -               127         127
    Mortgage backed securities                        787          4,410           1,023               709       6,929
    Obligations of state and municipal
        subdivisions                                  657          1,138           1,102             3,512       6,409
    Other securities                                   50            275              25                 -         350
                                                       __            ___              __                 _         ___

        Total                                 $     1,494    $    13,870    $      2,150      $      4,348   $  21,862
                                                    =====         ======           =====             =====      ======


  The fair value of securities by contractual years to maturity as of December 31, 1998 are as follows (in thousands):



                                                Under 1        1 to 5 Years         5 to 10       10 Years and       Total
                                                  Year         _____________          Years            Over          _____
                                                  ____                                ____              ___
  Securities available-for-sale
    U.S. Treasury                            $       10,122   $      6,143     $           -    $          -   $      16,265
    U.S. Government agency                                -          5,045            25,900          12,918          43,863
    Mortgage-backed securities                                       6,888             3,370          59,395          69,653
    Other securities                                      -              -                 -           2,883           2,883
                                                          _              _                 _           _____           _____

       Total                                 $       10,122   $     18,076     $      29,270    $     75,196   $     132,664
                                                     ======         ======            ======          ======         =======

  Securities held-to-maturity
    U.S. Treasury                            $           -    $      8,167     $           -    $          -   $       8,167
    U.S. Government agency                                -              -                 -             128             128
    Mortgage backed securities                          787          4,412             1,042             726           6,967
    Obligations of state and municipal
        subdivisions                                    657          1,159             1,115           3,563           6,494
    Other securities                                     50            275                25               -             350
                                                         __            ___                __               _             ___

        Total                                $        1,494   $     14,013   $         2,182    $     4,417   $       22,106
                                                      =====         ======             =====          =====           ======


  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without prepayment penalties.

  The following table presents the total proceeds from sales of securities available-for-sale for 1998, 1997 and 1996 and the gross realized gains and losses (in thousands):


                             1998        1997        1996
                             ____        ____        ____

  Proceeds from sales    $   4,427   $     762   $    10,097
                             _____         ___        ______

  Gains                         24           -             2
  Losses                         -          (8)          (47)
                                 _           _            __

   Net                   $      24   $      (8)  $       (45)
                                ==           =            ==

(3)  Loans

The major classifications of loans at December 31, 1998 and 1997 follow (in thousands):


                                                      1998              1997
                                                      ____              ____

  Commercial                                $       231,716    $      201,722
  Residential mortgage                              104,508            80,083
  Residential mortgage loans held for sale            5,240             3,030
  Home equity                                        31,056            23,516
  Other consumer                                     22,023            22,886
                                                     ______            ______

      Total                                         394,543           331,237

  Net deferred loan costs                               123               283
  Allowance for loan losses                          (5,258)           (5,580)
                                                      _____             _____

  Loans, net                                $       389,408    $      325,940
                                                    =======           =======


  The Company considers its primary service and marketing area to be the city of Rochester and its surrounding towns in New York State. The Company also has two full service banking offices in the Elmira area and offices, in both Syracuse and Buffalo, which provide services primarily to professional and business customers. Substantially all of the Company's outstanding loans are with borrowers living or doing business within these areas. The Company's concentrations of credit risk are disclosed in the above loan classifications. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

  Loans serviced for others amounting to $92,931,000 and $102,757,000 at December 31, 1998 and 1997, respectively are not included in the consolidated financial statements. Custodial accounts held by First National for these loans amounted to $2,639,000 and $2,193,000 at December 31, 1998 and 1997,
  respectively.

  The Company has an available line of credit with the FHLB of New York, which at December 31, 1998 amounted to approximately $30,750,000. The amount available under the line varies according to a formula which considers the amount of FHLB stock held by the Company, the Company's FHLB borrowings outstanding and the Company's total assets. At December 31, 1998, the Company pledged residential mortgages with a carrying value of $84,016,000 as collateral for this line of credit.

  (4)  Allowance for Loan Losses


A summary of the changes in the allowance for loan losses follows (in thousands):


                                                                      Years Ended December 31,
                                                                      ________________________

                                                             1998               1997                1996
                                                             ____               ____                _____
  Balance at beginning of year                   $          5,580    $         5,696    $          5,776
  Provision charged to operating expense                      150                 55                   -
                                                            5,730              5,751               5,776
                                                            _____              _____               _____
  Loans charged off
    Commercial                                              (515)              (179)               (407)
    Residential mortgage                                     (73)               (72)                (14)
    Home equity                                                 -               (13)                 (5)
    Other consumer                                          (154)              (145)               (132)
                                                             ___                ___                 ___

                Total loans charged off                     (742)              (409)               (558)
                                                             ___                ___                 ___
  Recoveries of loans charged off
    Commercial                                               178                 166                 407
    Residential mortgage                                       21                 12                   -
    Home equity                                                16                  -                   3
    Other consumer                                             55                 60                  68
                                                               __                 __                  __

       Total recoveries of loans charged off                  270                238                 478
                                                              ___                ___                 ___

  Balance at end of year                         $          5,258    $         5,580    $          5,696
                                                            =====              =====               =====



  The principal balance of loans not accruing interest totaled $2,831,000 and $2,100,000 at December 31, 1998 and 1997 respectively. The effect of non-accrual loans on interest income for the years ended December 31, 1998, 1997, and 1996 was $82,000, $22,000 and $48,000 respectively. Other real estate owned amounted to $85,000, $38,000 and $45,000 at December 31, 1998, 1997 and 1996 respectively.

  At December 31, 1998, 1997, and 1996, the recorded investment in loans that are considered to be impaired totaled $1,884,000, $1,160,000, and $2,337,000, respectively, and the impairment allowance associated with these loans is $656,000 for 1998, $125,000 for 1997 and $38,000 for 1996. The average recorded investments in impaired loans during the twelve months ended December 31, 1998, 1997 and 1996 was approximately $1,058,000, $2,882,000 and $913,000, respectively.

  For the twelve months ended December 31, 1998, 1997 and 1996 the Company recognized interest income on impaired loans of $58,000, $234,000 and $77,000, respectively.

  (5)  Premises and Equipment

  A summary of premises and equipment follows (in thousands):

                                                         December 31,
                                                         ____________

                                                      1998           1997
                                                      ____           ____

  Land                                         $        710   $        710
  Building and improvements                           2,144          2,091
  Furniture, fixtures, equipment and vehicles        11,991          9,472
  Leasehold                                           7,336          5,444
                                                      _____          _____

                                                     22,181         17,717


  Less accumulated depreciation and amortization     10,508          8,904
                                                     ______          _____

  Premises and equipment, net                  $     11,673   $      8,813
                                                     ======          =====



  (6)  Certificates of Deposit

  Certificates of deposit of $100,000 or more amounted to $87,646,000 at December 31, 1998 and $92,477,000 at December 31, 1997. Interest expense on certificates of deposit of $100,000 or more was $4,877,000 in 1998, $4,269,000 in 1997 and $3,225,000 in 1996.

  At December 31, 1998, the scheduled maturities of all certificates of deposits are as follows (in thousands):


            Year                             Amount
            ____                             ______

  1999                            $         200,991
  2000                                       18,123
  2001                                        5,175
  2002                                        2,005
  2003 and thereafter                         3,730
                                              _____

  Total                                 $   230,024
                                            =======

  (7) Borrowings

  The Company had short term borrowings of $23,840,000 and $14,236,000 at December 31, 1998 and 1997 respectively. The December 31, 1998 balance included $23,566,000 of securities sold under agreement to repurchase, with a maturity date of January 4, 1999 and an average rate of 4.33%. The December 31, 1997 balance included $13,436,000 of securities sold under agreement to repurchase, with a maturity date of January 2, 1998 and an average rate of 4.92%. The maximum amount outstanding at any one month-end and average amount for securities sold under agreements to repurchase were $23,566,000 and $22,333,000 respectively for 1998 and $13,436,000 and $5,173,000 respectively for 1997. Interest expense averaged 4.90% for 1998, 5.08% for 1997 and 5.82% for 1996.

  Long-term borrowings consist of two Federal Home Loan Bank advances of $10 million each and a $210,000 note to an individual to purchase land for the Bank's Greece Office. The $10 million advances mature on August 28, 2001 and October 2, 2002 and are at interest rates of 5.57% and 4.91% respectively. The $210,000 note matures on February 1, 2001 and has an interest rate of 9.50%.


 (8)  Income Taxes

Total income taxes for the years ended December 31, 1998, 1997 and 1996 were allocated as follows (in thousands):



                                                                    1998       1997        1996
                                                                    ____       ____        ____

  Income from operations                                        $   1,728   $   2,126   $  1,710
  Shareholders' equity, change in unrealized gain (loss)
   on securities available-for-sale                                 (179)         417       (397)
                                                                     ___          ___        ___

                                                                $   1,549   $   2,543   $  1,313
                                                                    =====       =====      =====

  For the years ended December 31, 1998, 1997 and 1996, income tax expense (benefit) attributable to income from operations consists of (in thousands):


                              1998              1997              1996

 Current:
      Federal       $        2,148   $         2,113   $         1,648
      State                    203               561               140
                               ___               ___               ___

                             2,351             2,674             1,788
                             _____             _____             _____

 Deferred:
      Federal                 (530)             (466)             (335)
      State                    (93)              (82)              257
                                __                __               ___

                              (623)             (548)              (78)
                               ___               ___                __

                    $        1,728   $         2,126   $         1,710
                             =====             =====             ======

  The reconciliation of the statutory federal income tax rate with the actual effective tax rate follows:

                                             1998       1997       1996
                                             ____       ____       ____


   Statutory rate                            34.0%      34.0%      34.0%
   Increases (decreases)
        attributable to:
   Change in the beginning of the year
        valuation allowance for deferred
        tax assets allocated to income
        tax expense                         (10.7)%     (7.0)%%    (11.0)
   State taxes, net of federal
        benefit                               1.1%       4.7%        5.0
   Other items, net                           1.1%       0.3%        1.0
                                              ___        ___         ___

                                             25.5%      32.0%       29.0%
                                             ====       ====        ====

  The significant components of deferred tax expense (benefit) attributable to income from continuing operations at December 31, 1998, 1997 and 1996 are as follows:


                                          1998         1997        1996
                                          ____         ____        ____


 Deferred tax expense (benefit)        $     99    $    (79)    $     582
 Decrease in valuation
   allowance for deferred tax assets       (722)        (469)        (660)
                                            ___          ___          ___

 Net deferred tax benefit              $   (623)    $   (548)    $    (78)
                                            ===          ===           ==

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998, and 1997 are presented below (in thousands):



                                                                   1998             1997
                                                                   ____             ____
Deferred tax assets:
    Allowance for loan losses - financial statements           $    2,100    $     2,229
    Interest on non accrual loans                                      59            140
    Premises and equipment - principally due to
      depreciation                                                    187            163
    Reserve for abandoned lease                                        62             91
    Accrued salaries and benefits                                     112            121
    Other                                                              90             97
                                                                       __             __

      Gross deferred assets                                         2,610          2,841
      Less valuation allowance                                       (54)          (776)
                                                                      __            ___

        Net deferred tax assets                                     2,556          2,065
                                                                    =====          =====


  Deferred tax liabilities:
    Allowance for loan losses - tax                                  (585)          (650)
    Net unrealized gain on securities
          available-for-sale                                         (417)          (596)
    Bond discount                                                    (149)          (152)
    Net deferred loan origination costs                               (49)          (113)
                                                                       __            ___

           Total gross deferred liabilities                        (1,200)        (1,511)
                                                                    _____          _____

                        Net deferred tax asset          $           1,356    $       554
                                                                    =====            ===

The net change in the total valuation allowance for the years ended December 31,
1998,  1997  and  1996  were  decreases  of  $722,000,   $469,000  and  $660,000
respectively.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(9) Shareholders' Equity

Payment of dividends by First National to the Company is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency (OCC) is required for the declaration of dividends by a bank in any year in which the dividend declared will exceed the total of net income for that year plus any retained income for the preceding two years. Dividends approximating $10,750,000 are available from First National at December 31, 1998 without the approval of the OCC.


(10) Stock Option Plans

The Company has two stock option plans. A plan adopted in 1992 (amended May 19, 1998) for employees, authorizes grants of options to purchase up to 525,000 shares of its authorized but unissued common stock. The second plan is the 1995 Non-employee Director Stock Option Plan which was approved by shareholders on May 28, 1996 and authorizes grants of options to purchase up to 25,000 shares of its authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of the grant. All stock options are exercisable over terms not exceeding ten years and at prices equal to the fair market value of the common stock on the date of grant.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 1.48 percent, risk-free interest rate of 5.65 percent, expected volatility of 35.4 percent, and expected lives of 6.5 years. For grants in 1997: dividend yield of .87 percent, risk-free interest rate of
6.06 percent, expected volatility of 35.6 percent, and expected lives of 10 years. For grants in 1996: dividend yield of .14 percent, risk-free interest rate of 6.1 percent, expected volatility of 40 percent, and expected lives of
8.8 years.

Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income and basic earnings per share would have been reduced to the pro forma amounts indicated below:



                                                Year ended December 31
                                              (net income in thousands)


                                            1998          1997         1996
                                            ____          ____         ____

  Net income            As reported     $   5,036    $   4,519    $   4,133
                        Pro forma           4,775        4,385        4,003
  Basic earnings
   Per share            As reported          1.39         1.26         1.16

                        Pro forma       $    1.32    $    1.22    $    1.12


Pro forma net income and earnings per share reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1996 is not considered.

A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:



                                               1998                          1997                         1996
                                               ____                          ____                         ____

                                                    Weighted                    Weighted                  Weighted
                                                    Average                     Average                   Average
                                                    Exercise                    Exercise                  Exercise
                                     Shares          Price        Shares        Price       Shares         Price
                                     ______          _____        ______        ______      ______         _____
  Outstanding at beginning
   of year                           321,850   $      7.49      318,850    $    7.28      223,100    $     6.59
  Granted                            211,050         20.28        7,500        16.13       98,750          8.88
  Exercised                           20,487          7.05        3,000         7.64        2,100          6.01
  Forfeited                            7,288         18.67        1,500        11.27          900          7.15
                                       _____         _____        _____        _____          ___          ____

  Outstanding at end of year         505,125   $     13.13      321,850    $    7.48      318,850    $     7.30
                                     =======         =====      =======         ====      =======          ====
  Options exercisable at
   year end                          405,577                    304,475                   244,350
                                     =======                    =======                   =======

  Weighted-average fair
   value of options granted
   during the year               $         8.11                 $     8.44                $     5.11
                                           ====                       ====                      ====



The following table summarizes information about fixed stock options outstanding at December 31, 1998:




                                         Options Outstanding                              Options Exercisable
                                         ___________________                              ____________________

                            Number           Weighted-Avg                             Number
       Range of          Outstanding          Remaining          Weighted-Avg       Exercisable        Weighted-Avg
   Exercise Prices       at 12/31/98       Contractual Life        Exercise         at 12/31/98       Exercise Price
   _______________       ___________       ________________       ___________       ____________      ______________

    $ 5.63 - 9.75         277,350              4.8                $    6.99            277,350            $     6.99
     12.75 - 17.38         23,200              8.3                    13.98             18,750                 13.43
     18.00 - 21.50        204,575              9.4                    21.34            109,477                 21.50
     _____________        _______              ___                    _____            _______                 _____

    $ 5.63 - 21.50        505,125              6.8                $   13.13            405,577            $    11.21
      ============        =======              ===                    =====            =======                 =====


(11) Leases

The Company leases certain buildings and office space under operating lease arrangements. Rent expense under these arrangements amounted to $1,247,000 in 1998, $1,123,000 in 1997 and $1,110,000 in 1996. Real estate taxes, insurance, maintenance, and other operating expenses associated with the buildings and office space are generally paid by the Company. A summary of non-cancelable long-term operating lease commitments as of December 31, 1998 follows (in thousands):


                 Year Ending December 31,
                 ________________________

        Year                                      Amount
        ____                                      ______

        1999                           $           1,224
        2000                                       1,249
        2001                                       1,283
        2002                                       1,288
        2003                                       1,239
     After 2003                                   10,130
                                                  ______

       Total                           $          16,413
                                                  ======

Several new leases have been signed for additional banking offices and office space. Two 20-year ground leases were signed for new banking offices in the Village of Brockport and the Town of Victor. A 5-year lease has been signed for space in a supermarket located in the City of Rochester and the Bank's Powers Building lease has been amended to include 7,652 square feet of additional space to be used for operations. The new lease amounts are included in the table above.


(12) Commitments and Contingencies

   In the normal course of business there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the contract amounts are not estimates of actual future cash flows. Loan commitments have off-balance sheet credit risk, because only origination fees are recognized in the balance sheet, until the commitments are fulfilled or expire. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and collateral or other security is of no value. The Company's policy generally requires customers to provide collateral, usually in the form of customers' operating assets or property, prior to the disbursement of approved loans. The contract amounts of these commitments at December 31, 1998 and 1997 are set forth in the table below (in thousands):


                                         1998                        1997
                                         ____                        ____

                              Fixed Rate Variable Rate  Fixed Rate Variable Rate
                              __________ _____________  __________ _____________

  Commercial letters of credit         -        4,817          -          2,749
  Commercial  lines of credit      1,122       55,604       2,362        59,040
  Other loan commitments          14,120       26,449      17,184        18,917

  For substantially all commercial lines of credit, First National evaluates each customer's creditworthiness annually. Since many of the line of credit commitments are never drawn upon, the total commitment amounts do not necessarily represent future cash flows. Other loan commitments include lines of credit for home equity loans, overdraft protection, and credit cards as well as commitments to extend new loans.

  In 1997 the Company committed $1 million to fund a 10% limited partnership investment interest in Cephas Capital Partnership, L.P. This small business investment company was established for the purpose of providing financing to small businesses in conjunction with programs established by the U.S. Small Business Administration. At December 31, 1998, the Company had funded $703,000 of this commitment and carries the investment under the equity method in other assets.

  First National is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of such reserve balances for the year ended December 31, 1998 and 1997 was approximately $138,000 and $365,000. Interest bearing deposits with other banks are substantially restricted by balance agreements.

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

  (13) Employee Benefit  Plans

  The Company has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's highest average compensation during five consecutive years of employment. The Company's funding policy is to contribute annually an actuarially determined amount to cover current service cost plus amortization of prior service costs.

  The following table sets forth (in thousands) the defined benefit pension plan's change in benefit obligation and change in plan assets for the years ended December 1998, 1997 and 1996 using the most recent actuarial data measured at September 30, 1998, 1997 and 1996 as follows:


                                                                              December 31
                                                                              ____________

                                                              1998              1997            1996
                                                              ____              ____            ____

 Change in benefit obligation:
    Benefit obligation at beginning of year                  $1,691            $1,022           $726
     Service cost                                               508               385            368
     Interest cost                                              127                82             54
     Benefits paid                                               (8)              (12)            (9)
     Assumption changes and other                               502               214           (117)
                                                                ___               ___            ___

       Projected benefit obligation at end of year            2,820             1,691           1,022
                                                              _____             _____
  Change in plans assets:
    Fair value of plan assets at beginning of year            1,307               757             475
     Actual return on plan assets                                51               218              70
     Employer contribution                                      598               388             270
     Benefits paid                                               (8)              (12)             (9)
     Plan expenses                                              (49)              (44)            (49)
                                                                 __                __              __

       Fair value of plan assets at end of year               1,899             1,307             757
                                                              _____             _____             ___

  Funded status (deficit)                                      (921)             (384)           (265)
  Unrecognized net actuarial loss (gain)                        778               142              19
  Unrecognized prior service cost                                (4)               (4)             (5)
                                                                  _                 _               _

     Prepaid (accrued) benefit cost                           $(147)         $   (246)   $       (251)
                                                                ===               ===             ===

  Pension costs consists of the following components (in thousands):

                                                                      Years ended December 31,
                                                                      ________________________

                                                              1998              1997              1996
                                                              ____              ____              ____

  Service cost                                               $ 508         $     385          $   368
  Interest cost                                                127                82               54
  Expected return on plan assets                              (137)              (83)             (40)
  Amortization of net (gain) loss                                -                 -                3
    Net periodic benefit cost                                $ 498         $     384          $   385
                                                               ===               ===              ===

  Weighted average discount rate                              6.50%             7.50%            8.00%
  Expected long term rate of return                           8.50%             8.50%            8.50%


  The projected benefit obligation assumed a long-term rate of increase in future compensation levels was 4.00% for 1998, 5.00% for 1997 and 1996.

  First National sponsors a 401(k) plan covering substantially all employees. First National matched eligible employee contributions to the 401(k) plan up to a maximum 1.5 percent of eligible compensation. Expense for the 401(k) amounted to $84,000 in 1998, $77,000 in 1997, and $66,000 in 1996.

  (14) Loans to Directors, Officers and Shareholders owning more than 5% of Voting Stock

  A summary of the changes in outstanding loans to members of the Board of Directors, officers of the Company and shareholders owning more than 5% of voting stock, or their interests, follows (in thousands):


                                                   Years ended December 31,
                                                   ________________________

                                                         1998        1997
                                                         ____        ____

  Balance of loans outstanding at beginning of year   $  5,941    $  4,827
  New loans and increases in existing loans              2,169       1,496
  Loan principal repayments                             (1,120)       (382)
                                                         _____         ___

  Balance at end of year                              $  6,990    $   5,941

  Loans to directors, officers and shareholders owning more than 5% of voting stock are believed to have been made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

  (15) Earnings Per Share

  Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) is as follows (income in thousands):


                                                     Income          Average       Per Share
                                                     ______          _______       _________

  For year ended December 31, 1998
    Basic EPS
      Net income applicable to common shareholders    $  5,036      3,611,947     $   1.39
      Effect of assumed exercise of stock options            -        192,085
                                                                      _______
    Diluted EPS
      Income available to common shareholders and
        assumed exercise of stock options             $  5,036      3,804,032     $   1.32

      Net income applicable to common shareholders    $  5,036      3,611,947     $   1.39
                                                         =====      =========         ====

  For year ended December 31, 1997
    Basic EPS
      Net income applicable to common shareholders    $  4,519      3,580,713   $     1.26
                                                                                      ====
      Effect of assumed exercise of stock options            -        164,829
                                                                      _______
      Diluted EPS
      Income available to common shareholders and
        assumed exercise of stock options             $  4,519      3,745,542   $     1.21
                                                         =====      =========         ====
  For year ended December 31, 1996
    Basic EPS
      Net income applicable to common shareholders    $  4,133      3,570,159   $     1.16
                                                                                      ====

      Effect of assumed exercise of stock options            -         93,117
                                                                       ______

    Diluted EPS
      Income available to common shareholders and
         assumed exercise of stock options            $  4,133      3,663,276   $     1.13
                                                         =====      =========         ====



  (16) Condensed Financial Information - Parent Company Only

  The following presents the financial condition of the Parent Company (FNB Rochester Corp.) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997, and 1996:

  Condensed Statements of Financial Condition (in thousands)


    Assets                                                 1998          1997
                                                           ____          ____

  Cash and cash equivalents                             $   2,293    $     996
  Investment (at equity) in subsidiary                     35,915       33,411
  Other assets                                                306            3

          Total assets                                  $  38,514    $  34,410
    Liabilities and shareholders' equity
  Accrued interest payable and other liabilities        $     362    $     390

          Total liabilities                                   362          390
                                                              ___          ___

  Shareholders' equity                                     38,152       34,020
                                                           ______       ______

          Total liabilities and shareholders' equity    $  38,514    $  34,410
                                                           ======       ======

   Statement of Income (in thousands)


                                            Years ended December 31,
                                            ________________________

                                           1998       1997        1996
                                           ____       ____        ____
  Income:
    Dividends from subsidiary          $  2,352    $   600    $    200
    Interest and  other                      67         27          19
                                             __         __          __

          Total income                    2,419        627         219
                                          _____        ___         ___

  Expense:
    Other                                   191        118         109
                                            ___        ___         ___

          Total expense                     191        118         109
                                            ___        ___         ___

  Income before taxes and equity in
    undistributed income of subsidiary    2,228        509         110

  Income tax benefit                        (36)       (29)        (26)
                                             __         __          __

  Income  before undistributed income
    of subsidiary                         2,264        538         136

  Equity in undistributed income
    of subsidiary                         2,772      3,981       3,997
                                          _____      _____       _____

          Net income                  $   5,036    $ 4,519    $  4,133
                                          =====      =====       =====


     Statement of Cash Flows (in thousands)

                                                                      Years ended December 31,
                                                                      ________________________

                                                                  1998        1997         1996
                                                                  ____        ____         ____

  Cash flows from operating activities:
    Net income                                                $   5,036   $   4,519    $   4,133
    Adjustment to reconcile net income to
      cash (used) provided by operating activities:
        Equity in undistributed income
          of subsidiary                                          (2,772)     (3,981)      (3,997)
       (Increase) decrease in other assets                         (303)         (2)           3
        Increase (decrease) in accrued
          interest payable and other
          liabilities                                                41          (7)          (2)
                                                                     __           _            _
            Net cash provided by
              operating activities                                2,002         529          137
                                                                  _____         ___          ___

  Cash flows from investing activities:

            Net cash provided by investing
              activities                                              -           -            -

  Cash flows from financing activities:
    Employee common stock purchase and exercise
     of options to purchase common stock                            522         252           13
   Dividends paid - common stock                                 (1,227)       (429)           -
            Net cash provided by financing
                 activities                                        (705)       (177)          13
                                                                    ___         ___           __

            Increase in cash and
               cash equivalents                                   1,297         352          150
  Cash and cash equivalents at beginning of year                    996         644          494
                                                                    ___         ___          ___

  Cash and cash equivalents at end of year                    $   2,293   $     996    $     644
                                                                  =====         ===          ====




  (17) Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)

  First National is subject to capital adequacy requirements of the Federal Deposit Insurance Corporation. The FDICIA established capital levels for which insured institutions are categorized as (in declining order) well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. Under the FDICIA, a well capitalized institution must generally have a risk-based capital ratio of at least 10 percent, a Tier 1 risk- based ratio of at least 6 percent and a Tier 1 leverage ratio of at least 5 percent. As of December 31, 1998, First National is a well capitalized institution under the definitions.

  First National is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could cause regulators to initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on First National's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First National must meet specific capital guidelines that involve quantitative measures of First National's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. First National's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require First National to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1998, that First National meets all capital adequacy requirements to which it is subject.

  As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized First National as (well capitalized) under the regulatory framework for prompt corrective action. To be categorized as (well capitalized) First National must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios set forth in the table. There are no conditions or events since that notification that management believes have changed First National's category.

  First National's actual capital amounts and ratios are presented in the following table (in thousands). There was no deduction from capital for interest-rate risk.



                                                                         For Capital               To Be Well
                                                  Actual               Adequacy Purposes          Capitalized
                                         Amount          Ratio         Amount     Ratio        Amount       Ratio
                                         ______          _____         ______     _____        ______       _____

  As of December 31, 1998
    Total Capital
      (to Risk Weighted Assets)        $   40,131        10.6%   $    30,338       8.0%    $  37,922        10.0%
    Tier I Capital
      (to Risk Weighted Assets)        $   35,385         9.3%   $    15,169       4.0%    $  22,753         6.0%
    Tier I Capital
      (to Average Assets)              $   35,385         6.0%   $    23,447       4.0%    $  29,308         5.0%
  As of December 31, 1997
    Total Capital
      (to Risk Weighted Assets)        $   36,557        11.4%   $    25,745       8.0%    $  32,181        10.0%
    Tier I Capital
      (to Risk Weighted Assets)        $   32,515        10.1%   $    12,873       4.0%    $  19,309         6.0%
    Tier I Capital

      (to average assets)              $   32,515         6.3%   $    20,491       4.0%    $  25,613         5.0%



  The Company's capital amounts and ratios as of December 31, 1998 and 1997 were not materially different from those of First National.

  (18)  Fair Value of Financial Instruments

  The following fair value estimates, methods, and assumptions of each class of the Company's financial instruments were used to estimate the fair value.

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

  Short-Term Borrowings and Long-Term Debt

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





                                                             1998                     1997
                                                             ____                     ____

                                                                       (in thousands)
                                                                Estimated                  Estimated
                                                 Carrying         Fair         Carrying       Fair
  Financial Assets:                               Amount        Value (1)       Amount       Value (1)
  ________________                                ______        _________       ______       _________
  Cash                                       $    20,031    $    20,031    $     17,968   $   17,968
  Interest bearing deposits with banks             1,132          1,132           1,134        1,134
  Federal funds sold                               1,500          1,500          12,200       12,200
  Securities, including FHLB and FRB             156,714        156,958         149,261      150,797
  Net Loans and commitments                      389,408        397,660         325,940      337,123

  Financial Liabilities:
  _____________________

  Total deposits                                 501,361        502,648         469,821      470,254
  Short-term borrowings
    and long-term debt                       $    44,050    $    43,951    $     14,446   $   14,446




    (1) Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  (19) Dispositions

  On November 30, 1998, First National announced an agreement for the sale of its Southport Office. At December 31, 1998 the Office had deposits of approximately $14 million. The closing is expected to take place before the end of the first quarter of 1999.

  On November 18, 1996, First National sold its Odessa Office. The Office had deposits of $9,633,000 and loans of $1,133,000, and a gain of $621,000 was recognized as a result of the sale.

  Supplementary Data


                              Quarterly Financial Information (Unaudited)
                                    (In thousands, except share data)
                                                                                          Diluted
                                           Net      Provision   Income                  Earnings Per
                            Interest     Interest   for Loan    Before        Net         Common
                             Income       Income     Losses   Income Taxes  Income        Share
                             ______       ______     ______   ____________  ______        _____

  1998
  ____

  First quarter           $   9,910    $  5,397   $     90   $   1,634    $    1,132   $     0.30
  Second quarter             10,341       5,600         60       1,608         1,200         0.31
  Third quarter              10,552       5,805          -       1,768         1,292         0.34
  Fourth quarter             10,559       5,920          -       1,754         1,412         0.37

  1997
  ____

  First quarter           $   8,556    $  4,801   $      -   $   1,326    $      902   $     0.24



  Second quarter              9,279       5,114          -       1,590         1,075         0.29
  Third quarter               9,730       5,381          -       1,814         1,225         0.33
  Fourth quarter              9,941       5,489         55       1,915         1,317         0.35


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III
                                    ________

Item 10. Directors and Executive Officers of the Registrant

Directors

The following persons are currently directors of the Company. Directors are elected annually at the Annual Meeting of Shareholders of the Company.

Director's Name (age)      Director Since  Principal Occupation
_____________________      ______________  ____________________


R. Carlos Carballada (64)       1992       President, Chief Executive Officer,
                                           FNB Rochester Corp.

Michael J. Falcone (63)         1978       Chairman, Pioneer Group and
                                           Pioneer Development

Joseph M. Lobozzo II (55)       1993       President & CEO,
                                           JML Optical Industries, Inc.

Francis T. Lombardi (67)        1978       Vice President,
                                           Syracuse Tank & Mfg. Co. Inc.

Carl R. Reynolds (51)           1977       Attorney

H. Bruce Russell (61)           1993       President, Rochester
                                           Downtown Development Corp.

James D. Ryan (66)              1992       President and Owner,
                                           RYCO Management, Inc.

Linda Cornell Weinstein (54)    1993       Executive Director,
                                           Cornell/Weinstein Family Foundation

Other than Mr. Russell, each director of the Company has been engaged in his or her principal occupation or employment as specified above for five years or more.

Each director of the Company is also a director of First National Bank of Rochester (the "Bank").

Mr. Carballada has been employed in the banking business since 1968. He was President and Chief Executive Officer of Citizens Central Bank in Arcade, New York from July 1976 until August 1981, and was President and Chief Executive Officer of Central Trust Company in Rochester, New York, from September, 1981 until May, 1992. Mr. Carballada became the President and Chief Executive Officer of the Company in June of 1992. Mr. Carballada also serves as President and Chief Executive Officer of the Bank.

Mr. Falcone is the Chairman of the Pioneer Group and Pioneer Development Company, a real estate development and management companies headquartered in Syracuse, New York. He has held that position since 1987. Since 1992, Mr. Falcone has served as Chairman of the Board of Directors of the Company and the Bank.

Mr. Lobozzo has been the President, Chief Executive Officer, and principal shareholder of JML Optical Industries, Inc., located in Rochester, New York, since 1972. JML Optical Industries, Inc. manufactures, designs, and imports precision optical systems.

Mr. Lombardi is Vice President of Syracuse Tank & Manufacturing Company, Incorporated, a manufacturer of metal products in Syracuse, New York, and has been associated with the manufacturing company since 1957.

Mr. Reynolds has been an attorney engaged in the general practice of law in Rochester, New York since 1975. Mr. Reynolds is also President and a director of New Sky Communications, Inc., a motion picture production company and Vice President of the Logan Consulting Group, Inc., a Rochester, New York financial and business consulting firm. Since 1992, Mr. Reynolds has served as Vice Chairman of the Board Directors of the Company and the Bank.

Mr. Russell is President of Rochester Downtown Development Corp., in which he has held various leadership positions over a period of seven years. In 1997, he retired from the Eastman Kodak Company. He joined the Finance and Administration Division of the Eastman Kodak Company in Rochester in 1963, and thereafter he held a variety of positions at Kodak, each with increasing responsibility. In 1986, he became a divisional Vice President and Director, Corporate Real Estate Office, a position he held until his retirement.

Mr. Ryan is a Rochester area real estate developer, and since 1969 has been the principal shareholder and president of RYCO Management, Inc., a real property development and management company.

Ms. Weinstein has served as Executive Director of the Cornell/Weinstein Family Foundation, a private non-profit foundation located in Rochester, New York, since 1986.

No family relationships exist among the above-named Directors or Officers of the Company. None of the Directors of the Company holds a directorship in any other publicly traded company, except for Carl R. Reynolds, who is a director of New Sky Communications, Inc., a company registered under Section 15(d) of the Securities and Exchange Act of 1934, as amended.


Executive Officers

The following current officers of the Company or the Bank ("Executive Officers") are deemed to be "executive officers" for purposes of the federal securities laws.

R. Carlos Carballada (64), President and Chief Executive Officer of the Company and the Bank, commencing June 8, 1992. See the information provided under "Directors," above, for a description of employment history and business experience of Mr. Carballada.

Donald R. Aldred (56), Senior Vice President, Business and Professional Banking Division of the Bank, commencing June 23, 1992. From 1987 to 1992, he was Senior Vice President and Manager of the Commercial Banking Division at Central Trust Company. Prior to his time with Central Trust Company, he spent 21 years with Manufacturers and Traders Trust Company progressing through numerous lending/credit functions to the position of Vice President and Manager of Commercial Finance.

Robert B. Bantle (47), Senior Vice President, Community Banking Division of the Bank, commencing July 1, 1992. He was Senior Vice President, Human Resources, at Central Trust Company from 1989 until 1992. Prior to joining Central Trust Company, he spent 15 years with Security Trust/Fleet Bank in various areas, including Human Resources, Branch Administration, and Strategic Planning.

Stacy C. Campbell (62), Senior Vice President and Chief Financial Officer of the Company and the Bank, commencing July 1, 1992. From 1976 to 1992, Mr. Campbell was Senior Vice President and Chief Financial Officer at Central Trust Company. Prior to joining Central Trust Company, he was employed by Marine Midland Bank N.A. in Commercial Lending, Treasury, and Financial positions.

Robert E. Gilbert (51), Senior Vice President, Operations Division of the Bank, commencing June 29, 1992. From 1990 to 1992, he was a Managing Agent at the Resolution Trust Corporation. From 1975 to 1989, he worked in various capacities with Irving Bank Corporation including Executive Vice President and General Manager of Irving Services Corporation, Senior Vice President of Operations at Central Trust Company, and Vice President of Operations at Citizens Central Bank of Arcade, New York.

Theresa B. Mazzullo (46), Senior Vice President, Trust & Investment Division of the Bank, commencing March 10, 1993. She was Vice President and Manager of the Personal Trust and Investment Division of The Chase Manhattan Bank, N.A. in Rochester from March 1992 until March 1993. From 1978 until 1992 she progressed through various trust positions at Central Trust Company to the level of Vice President and Manager of Trust Marketing Sales.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Securities and Exchange Act of 1934, as amended, Directors, Executive Officers, and certain other persons are required to report their ownership of equity securities of the Company, and any changes in that ownership, to the Securities and Exchange Commission and the Company. Based solely upon a review of reports furnished to the Company by such persons on Forms 3, 4, or 5 for the year ended December 31, 1998 (the "Section 16(a) Reports"), the only omission from or late filing of Section 16(a) Reports known to the Company was one omitted filing of Form 4 by Mr. Russell with respect to two transactions in the Company's stock. The transactions were subsequently reported on Form 5 for 1998.


Item 11. Executive Compensation

Shown below is information concerning annual and long-term compensation to certain Executive Officers for services to the Company for the years ended December 31, 1998, 1997, and 1996. The table includes information on the Company's Chief Executive Officer, Mr. Carballada, and its Chief Financial Officer, Mr. Campbell, and also on Mr. Aldred, Mr. Bantle, and Mr. Gilbert, three of the Bank's Senior Vice Presidents (the "Named Officers").



                                                Summary Compensation Table

                                                  Annual Compensation                Long-Term
         Name and                                                                  Compensation
    Principal Position


                                       Year        Salary     Bonus   Securities Underlying   All Other
                                                                        Options/SARs        Compensation (1)
                                                     ($)       ($)           (#)

R. Carlos Carballada, President &      1998       $226,162`   $10,886      11,000              $3,380
Chief Executive Officer                1997       $210,618    $10,531           0              $3,236
                                       1996       $203,964    $ 8,159           0              $3,139

Donald R. Aldred, Senior Vice          1998       $122,128    $ 7,878      12,500              $1,349
President, Business & Professional     1997       $113,734    $ 7,687           0              $1,327
Banking                                1996       $110,141    $ 6,406       1,000              $1,096

Robert B. Bantle, Senior Vice          1998       $109,906    $ 7,290      12,500              $2,004
President, Community Banking           1997       $102,352    $ 7,118           0              $1,964
                                       1996       $ 99,119    $ 5,965       1,000              $1,899

Stacy C. Campbell, Senior Vice         1998       $109,902    $ 7,290      12,500              $2,104
President & Chief Financial Officer    1997       $102,349    $ 7,118           0              $1,964
                                       1996       $ 99,116    $ 5,965       1,000              $1,899

Robert E. Gilbert, Senior Vice         1998       $110,248    $ 7,306      12,500              $1,929
President, Operations                  1997       $102,671    $ 7,134           0              $1,729
                                       1996       $ 99,428    $ 5,977       1,000              $1,714


     (1) For 1998, the amount includes $2,519,  $875, $1,575,  $1,675 and $1,500 for Company contributions to the Company's 401(k) plan on behalf of Messrs. Carballada, Aldred, Bantle, Campbell, and Gilbert, respectively, and $861, $474, $429, $429, and $429 in group term life insurance premiums for Messrs. Carballada, Aldred, Bantle, Campbell, and Gilbert, respectively.

Option Grants and Exercises

Option Grants

The following table details the number and terms of options granted during the last fiscal year to Named Officers. The Company's employee benefit plans do not provide for the grant of stock appreciation rights (SARs).



                                                     Option Grants in the Last Fiscal Year

                                                                                              Potential Realizable Value at
                                    Individual Grants                                         Assumed Annual Rates of Stock
                                                                                           Price Appreciation for Option Term

          Name               Number of        Percent of     Exercise or      Expiration          5%           10%
                            Securities      Total Options     Base Price         Date
                            Underlying        Granted to
                              Options        Employees in
                            Granted (1)      Fiscal Year
                                (#)                           ($/Share)                          ($)           ($)

R. Carlos Carballada          11,000            5.2%            $21.50         5/19/08        $148,720       $376,970

Donald R. Aldred               1,000            0.5%            $18.50         1/30/08        $ 11,630       $ 29,480
                              11,500            5.4%            $21.50         5/19/08        $155,480       $394,105

Robert B. Bantle               1,000            0.5%            $18.50         1/30/08        $ 11,630       $ 29,480
                              11,500            5.4%            $21.50         5/19/08        $155,480       $394,105

Stacy C. Campbell              1,000            0.5%            $18.50         1/30/08        $ 11,630       $ 29,480
                              11,500            5.4%            $21.50         5/19/08        $155,480       $394,105

Robert E. Gilbert              1,000            0.5%            $18.50         1/30/08        $ 11,630       $ 29,480
                              11,500            5.4%            $21.50         5/19/08        $155,480       $394,105



(1) Grants with expiration dates of 1/30/08 were granted January 30, 1998 at fair market value with one-half exercisable per year commencing January 30, 1999. Assuming 5% and 10% compounded annual appreciation of the stock price over the term of the option, the price per share of common stock would be $30.13 and $47.98 respectively, on January 30, 2008. Grants with expiration dates of 5/19/08 granted May 19, 1998 at fair market value with 25% becoming exercisable when the average trading price of the stock over a 30-day period reaches $25.50, an additional 30% becoming exercisable when the average trading price of the stock over a 30-day period reaches $27.50 and the final 45% becoming exercisable when the average trading price of the stock reaches $33.50. All shares are exercisable no later than May 19, 2007 or upon a change of control of FNB Rochester Corp. Assuming 5% and 10% compounded annual appreciation of the stock price over the term of the option, the price per share of common stock would be $35.02 and $55.77 respectively, on January 30, 2008.

Option Exercises

The following table summarizes aggregate exercises of options by Named Officers, and the number of and the spread on unexercised options that they held at fiscal year end:



                                            Option Exercises and Year-End Value Table

                                Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                               Number of Securities            Value of
                                                                                    Underlying              Unexercised In-
            Name                 Shares Acquired         Value Realized         Unexercised Options        the-Money Options
                                 on Exercise (#)               ($)                 at FY-End (#)           at FY-End ($) (1)

                                                                                   Exercisable/              Exercisable/
                                                                                   Unexercisable             Unexercisable
                                                                                   _____________             _____________

R. Carlos Carballada                    0                      0                     106,050/                 $2,622,645/
                                                                                       4,950                    $56,925

Donald R. Aldred                        0                      0                      28,325/                  $651,918/
                                                                                       6,175                    $74,013

Robert B. Bantle                        0                      0                     28,325/                  $651,918/
                                                                                       6,175                    $74,013

Stacy C. Campbell                       0                      0                      28,325/                  $651,918/
                                                                                       6,175                    $74,013

Robert E. Gilbert                       0                      0                      28,325/                  $651,918/
                                                                                       6,175                    $74,013




(1) Based on the difference between the option exercise prices and $33.00, the closing price of the Company's common stock on 12/31/98 as quoted on the Nasdaq Stock Market.

Retirement Plan

The following table shows the estimated retirement benefits payable under the Bank's plan with the New York State Bankers Retirement System (the "Plan") to Named Officers based upon hypothetical compensation and years of service levels:

                               Pension Plan Table

                Annual Benefits Per Number of Years of Service (1)

     Average
  Compensation

                     5               8            10             12

   $100,000        $7,500         $12,000       $15,000        $18,000
   $125,000        $9,375         $15,000       $18,750        $22,500
   $150,000        $11,250        $18,000       $22,500        $27,000
   $175,000        $13,125        $21,000       $26,250        $31,500


(1) Annual benefits equal 1.5% of Average Compensation at time of retirement multiplied by years of creditable service commencing on or after April 1, 1993. For the purposes of determining benefits under the Plan, Average Annual Compensation is the average annual compensation during the highest five consecutive years in all of the years of creditable service including salary, bonus, and other taxable compensation. Effective October 1, 1994, the maximum amount of annual compensation that is taken into account in determining benefits is $150,000. Because Mr. Carballada presently has 1.5 years of credited service at higher compensation levels, he may be entitled to benefits at retirement based on more than $150,000 of Average Compensation. The annual benefits are not subject to deduction for social security or other offsets. As of March 31, 1999, all of the Named Officers have six years of creditable service. Mr. Carballada reached his normal retirement age as defined in the Plan on April 1, 1997, when he had five years of vesting service and had reached age 62.


Employment Agreement

On June 8, 1992, the Company entered into a three-year employment agreement with Mr. Carballada, which was extended by the mutual consent of the parties on February 22, 1994 and June 27, 1996. The agreement, which contained certain automatic extension provisions, expires on June 30, 2000. This agreement provides for an initial annual base salary of $185,000 plus benefits, with the base amount subject to increases by the Board of Directors based on performance, inflation and other factors. The agreement is terminable by the Company at the direction of the Board of Directors. Under such circumstances, Mr. Carballada would be entitled to salary, benefits, and other compensation for the greater of one year or the remainder of the term unless his employment has been terminated for "cause" as defined in the agreement. If Mr. Carballada resigns for "good reason" as defined in the agreement, he is entitled to salary, benefits, and other compensation for the lesser of one year or the remainder of the term. Payments after termination will cease if Mr. Carballada accepts employment with any other financial institution directly in competition with the Company in one or more contiguous counties. Certain change of control provisions contained in the agreement have been superseded by a Change of Control Employment Agreement entered into between Mr. Carballada and the Company (see "Change of Control Employment Agreements," below).


Change of Control Employment Agreements

On February 1, 1996, the Company entered into Change of Control Employment Agreements (the "Agreements") with Mr. Carballada and with certain other senior officers of the Company, including each of the Executive Officers. The Agreements provide that in the event a "Change of Control" of the Company occurs, the Agreements will become effective and govern the terms and conditions under which the covered officer will continue to be employed by the Company. The Agreements provide that each such officer will then be employed by the Company for a period of 18 months (24 months in the case of Mr. Carballada) in the same position, with the same compensation and benefits, that applied immediately prior to the Change of Control.

Under the Agreements, a Change of Control is generally defined as: (i) the acquisition by any person of beneficial ownership of 35% or more of the combined voting power of the Company's voting securities, (ii) individuals who are on the Board of Directors, or who are nominated by the Board of Directors, ceasing to constitute a majority of the Board, (iii) approval by the shareholders of the Company of a reorganization, merger or consolidation unless following the transaction more than 65% of the common stock and combined voting power of voting stock of the surviving corporation is owned in substantially the same proportions by persons who were stockholders of the Company immediately prior to the transaction, or (iv) approval by the Company's stockholders of any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company other than to a controlled entity.

Generally, the Agreements provide that, if the covered officer is actually or constructively terminated from his or her position during the employment period, he or she will be entitled to receive a severance payment equal to his or her annual compensation (1.67 times annual compensation in the case of Mr. Carballada). In addition, if the officer is still employed by the Company 12 months after the date of the Change of Control, the officer may during a 30 day "Window Period" voluntarily terminate his or her employment and receive a severance payment equal to one-half of annual compensation (full annual compensation in the case of Mr. Carballada).

The Agreements are not intended to deter combinations, but to reduce the uncertainty and stress attendant upon a potential change of control and thereby help to retain the Company's key officers and help to assure the full and impartial consideration of any acquisition proposal by the Company's officers. The Window Period provision is intended to help hold together an effective management team for a one year period during which an acquisition may be pending but before it has been completed.


Director Compensation

For 1998, Directors received compensation of $500 for attendance at each Board of Directors' meeting and $300 for attendance at each Board committee meeting. No executive officer of the Company who also serves as a director receives fees for Board or committee meetings attended. The Company's 1995 Non-Employee Director Plan provides for a one-time grant of options to purchase 2,500 shares of the Company's common stock to (a) each person who was serving as a non-employee director on October 3, 1995, and (b) each person who first becomes a non-employee director after that date. Generally, such options vest over a two-year period, are exercisable at fair market value on the date of grant, and have a term of ten years.


Compensation Committee Interlocks and Insider Participation

Mr. Lobozzo, Mr. Falcone, Mr. Russell and Mr. Ryan are members of the Nominating and Compensation Committee of the Board of Directors. During 1998, each of the Nominating and Compensation Committee members, or members of their immediate families, borrowed or had outstanding, either directly or indirectly, loans in excess of $60,000 from the Bank. In each instance the loans (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table shows the name, address, and beneficial ownership of the Company's common stock as of March 10, 1999 of each person known to the Company to be a beneficial owner, directly or indirectly, of more than 5% of any class of its outstanding securities entitled to vote:

Name and Address of                         Common Shares
Beneficial Owner (1) (2)                 Beneficially Owned     Percent of Class
________________________                 __________________     ________________

William Levine                                313,057(3)               8.6%
c/o Alleson of Rochester
2921 Brighton-Henrietta Town Line  Road
Rochester, New York 14623

The Banc Funds                                326,300(4)               8.9%
208 South LaSalle Street, Suite 200
Chicago, Illinois 60604

John Hancock Advisers, Inc.                   252,587(5)               6.9%
101 Huntington Avenue
Boston, Massachusetts 02199


(1) Information presented in this table has been obtained from the respective shareholder or from filings made with the Securities and Exchange Commission. Except as otherwise indicated, each holder has sole voting and investment power with respect to the shares indicated.

(2) On December 9, 1998, the Company entered into a merger agreement with M&T Bank Corporation ("M&T") and granted an option to M&T to purchase up to 721,535 shares of the Company's common stock upon the occurrence of certain events, none of which has occurred. The Company's Form 8-K filed on December 17, 1998, which describes the M&T option, is incorporated herein by reference.

(3) Includes 340 shares held by Mr. Levine's wife, 45,000 shares held by the William and Mildred Levine Foundation and 98,343 shares held by Mr. Levine as Trustee for the benefit of certain members of his family.

(4) The Banc Funds share ownership is as follows: 35,302 shares are held by Banc Fund III L.P., an Illinois Limited Partnership; 108,198 shares are held by Banc Fund III Trust, 39,030 shares are held by Banc Fund IV L.P., an Illinois Limited Partnership, 131,270 shares are held by Banc Fund IV Trust and 12,500 shares are held by Banc Fund V L.P., an Illinois Limited Partnership Each of the foregoing entities has sole voting and investment powers with respect to the shares indicated.

(5) John Hancock Advisers, Inc. has sole voting and investment powers with respect to the shares under Advisory Agreements with the following funds: John Hancock Regional Bank Fund (197,837 shares); John Hancock Financial Industries Fund (34,250 shares); and Southeastern Thrift and Bank Fund, Inc. (20,500 shares).


Security Ownership of Directors and Officers

The following table shows the name, address, and beneficial ownership of the Company's common stock as of March 10, 1999 of each Director of the Company, of each executive officer who is named in the Summary Compensation Table ("Named Officer") and of all directors and executive officers of the Company as a group, respectively:

Name and Address*                     Shares owned          Percent of Class
________________                      ____________          ________________

R. Carlos Carballada                112,889       (1)              3.0%
Michael J. Falcone                  131,549       (2)              3.6%
Joseph M. Lobozzo II                 17,500       (3)              **
Francis T. Lombardi                   8,224       (2)              **
Carl R. Reynolds                     18,170     (2,4)              **
H. Bruce Russell                      7,500       (2)              **
James D. Ryan                         7,998     (2,5)              **
Linda Cornell Weinstein              31,852       (6)              **
Donald R. Aldred                     31,107       (7)              **
Robert B. Bantle                     31,289       (7)              **
Stacy C. Campbell                    30,551       (7)              **
Robert E. Gilbert                    30,920       (7)              **
All directors and executive
  officers as a group (13 persons)  484,580       (8)             12.4%

* The address of each Director and Named Officer is c/o FNB Rochester Corp., 35 State Street, Rochester, New York 14614.

** Less than 1%.

(1) Includes options to purchase 106,050 common shares that are exercisable within 60 days.
(2) Includes options to purchase 2,500 common shares that are exercisable within 60 days.
(3) Includes 14,500 shares held by Mr. Lobozzo's spouse, with Mr. Lobozzo sharing investment power.
(4) Held jointly with Mr. Reynolds' spouse.
(5) Includes  3,499 shares held by Mr.  Ryan's  spouse.
(6)Includes 14,852 shares held by the Cornell/Weinstein Family Foundation, as to which shares Ms. Weinstein has shared voting and investment power, and 5,000 shares held by Ms. Weinstein's spouse.
(7) Includes options to purchase 28,825 common shares that are exercisable within 60 days.
(8) Except as otherwise indicated above, members of the group have sole voting and investment power with respect to such shares. Includes options exercisable within 60 days to purchase 257,675 shares.


Item 13. Certain Relationships and Related Transactions

The Bank leases the Henrietta Community Banking Office (South Town Plaza), at an annual rental of $100,667, from a partnership that includes a member of the immediate family of William A. Levine, who beneficially owns more than 5% of the Company's outstanding common stock. This lease terminates on January 31, 2016. The lease is believed to be on comparable terms to agreements for similar space similarly situated, and the space is adequate for the Company's needs.

The Bank has from time to time made and has outstanding loans to executive officers, directors and shareholders owning in excess of 5% of the outstanding shares of the Company, and entities related to such persons, which loans (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features. It is anticipated that the Bank will continue to make such loans from time to time in the future.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) The following documents are filed as part of this report:

    (1.0) Consolidated Financial Statements, as indicated below, are filed as a part of this report at Item 8:


    - Independent Auditors' Report.......................................Page 34

    - Consolidated Statements of Financial Condition as of
      December 31, 1998 and 1997.........................................Page 35

    - Consolidated Statements of Operations  for the Years Ended
      December 31, 1998, 1997, and 1996..................................Page 36

    - Consolidated Statements of Shareholders' Equity and Comprehensive Income
      for the Years Ended December 31, 1998, 1997, and 1996..............Page 38

    - Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997, and 1996 .................................Page 39

    - Notes to Consolidated Financial Statements.........................Page 41

(2.0)  Schedules

Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.


(3.0)      Exhibits


                                                  Exhibit  incorporation  by
                                                  by  Reference  or  page in
                                                  sequential numbering where
                                                  exhibit may be found:



(2.1)  Agreement and Plan of  Reorganization,  Exhibit 2.1 to Form 8-K filed
dated as of  December  9,  1998,  among FNB    December 17, 1998
Rochester Corp., M&T Bank Corporation
and Olympia Financial Corp.

(3.1)  Certificate  of  Incorporation, of the  Exhibits 4.2-4.5 to Registration
Registrant,  as amended                        Statement No.33-7244, filed
                                               July 22, 1986

(3.2)  Amendment to Certificate of             Exhibit 3 to Form 10-Q for period
Incorporation of Registrant dated              ended June 30, 1992
August 6, 1992

(3.3)  By-laws of the Registrant, as           Exhibit 3.3 to Annual Report on
amended                                        Form 10-K for the year ended
                                               December 31, 1992

(10.1) 1992 Stock Option Plan (as amended      Appendix to Proxy Statement dated
May 19, 1998)*                                 April 15, 1998 for Annual Meeting
                                               of Shareholders held May 19, 1998

(10.2) 1995 Non-employee  Director Stock       Exhibit 10.2 to Annual Report on
Option Plan*                                   Form 10-K for the year ended
                                               December 31, 1997

(10.3)  Employment Agreement dated June        Exhibit 1 to Form 8-K filed
8, 1992 between the Registrant and R.          June 23, 1992
Carlos Carballada*

(10.4)  Extension of Employment                Exhibit 10.1 to Form 10-Q for
Agreement between the Registrant and R.        period ended June 30, 1996
Carlos Carballada*

(10.5) Change of Control  Employment           Exhibit 10.4 to Annual Report on
Agreement  among the  Registrant,              Form 10-K for the year ended
First National and R. Carlos Carballada*       December 31, 1995

(10.6) Form of Change of Control               Exhibit 10.5 to Annual Report on
Employment  Agreement  between First           Form 10-K for the year ended
National  and each  Executive  Officer         December 31, 1995
other than R. Carlos Carballada*

(10.7)  Forms of Stock Option Agreements       Exhibit 4.2 to Form S-8
pursuant to 1992 Stock Option Plan between     Registration Statement No.
the Registrant and each Executive Officer*     333-66413, filed October 30, 1998

(10.8) Form of Stock Option Agreement          Exhibit 4.4 to Form S-8
pursuant to 1995 Non-employee Director         Registration Statement No.
Stock Option Plan between the Registrant       333-15325, filed November 1,1996
and each outside Director of the Registrant*

(10.9) 401(k) Stock Purchase Plan *            Exhibit 4.5 to Form S-8
                                               Registration Statement No.
                                               333-15325, filed November 1, 1996

(10.10) Employee Stock Purchase Plan *         Exhibit 4.6 to Form S-8
                                               Registration Statement No.
                                               333-15325, filed November 1, 1996

(10.11)  Loan agreement between First          Page 83
National and Pyramid Sherlyle Co., related to Michael J. Falcone

(10.12)  Loan agreements between First         Exhibit 10.19 to Form 8 filed
National and Carl R. Reynolds                  April 22, 1992


(10.13)  Commercial  Line of Credit            Exhibit 10.17 to Annual Report on
Form  agreements  between  First               10-K for year ended December  31,
National and JML Optical  Industries,          1993
Inc.,  related to Joseph M. Lobozzo II

(10.14) Lease  Agreement  between Exhibit      10.2 to Form 10-Q for period
Southtown  Plaza  Associates,  related to      ended June 30, 1995
William Levine, and First National

(10.15)  Commercial Line of Credit             Exhibit 10.3 to Form 10-Q for
Agreement between GLC Outsourcing              period ended September 30, 1995
Services, Inc., related to James D. Ryan, and First National

(10.16)  Commercial Loan Agreements            Exhibit 10.26 to Annual Report
Form 10- between  Fred  Kravetz                on Form 10-K for year ended
and  William  Levine Partners,                 December 31, 1996
related to William  Levine,  and First
National

(10.17) Commercial Line of Credit              Exhibit 10.1 to Form 10-Q for
Agreement between First National and           period ended September 30, 1998
James D. Ryan

(10.18) Commercial Loan Agreement              Page 106
between First National and Powder Mill
Land Company, related to James D. Ryan

(10.19) Stock Option  Agreement,  dated        Exhibit 10.1 to Form 8-K filed
as of December 9, 1998,  between FNB           December 17, 1998
Rochester 1998 Corp. and M&T Bank
Corporation

(10.20) Form of Voting Agreement, dated as     Exhibit 99.1 to Form 8-K filed
of December 9, 1998, between each director     December 17, 1998
of FNB Rochester Corp. and M&T Bank
Corporation

(21)  Subsidiaries                             Page 124

(23)  Consent of KPMG LLP                      Page 125

(27)  Financial Data Schedule                  Page 126

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14 (c).

(b) Reports on Form 8-K:

A Current Report on Form 8-K was filed on December 17, 1998 to disclose that an Agreement and Plan of Reorganization dated as of December 9, 1998 had been entered into among the Company, M&T Bank Corporation, a New York corporation ("M&T") and Olympia Financial Corp., a Delaware corporation and wholly-owned subsidiary of M&T ("Olympia") pursuant to which the Company will be merged with and into Olympia pursuant to the terms of an Agreement and Plan of Merger dated as of December 9, 1998 between the Company and Olympia and joined in by M&T. The proposed merger is subject to various conditions, including the approval of the shareholders of the Company and the receipt of all requisite regulatory approvals.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FNB ROCHESTER CORP.



March 23, 1999                          By: s/ R. Carlos Carballada
                                            ________________________
                                            R. Carlos Carballada, President and
                                            Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date
_________                                 _____                        ____

(I)   Principal Executive Officer:   President and Chief          March 23, 1999
                                     Executive Officer

      s/ R. Carlos Carballada
      _______________________
      R. Carlos Carballada)


(ii)  Principal Accounting and       Senior Vice President and    March 23, 1999
      Financial Officer:             Chief Financial Officer


      s/ Stacy C. Campbell
      _____________________
      (Stacy C. Campbell)


(iii) Directors:


      s/ R. Carlos Carballada
      _______________________         Director                    March 23, 1999
      (R. Carlos Carballada)



      ____________________            Director                    March __, 1999
      (Michael J. Falcone)



      s/ Joseph M. Lobozzo II
      _______________________         Director                    March 23, 1999
      (Joseph M. Lobozzo II)



      s/ Francis T. Lombardi
      ______________________          Director                    March 23, 1999
      (Francis T. Lombardi)


      s/ Carl R. Reynolds             Director                    March 23, 1999
      ______________________
      (Carl R. Reynolds)


      s/ James D. Ryan
      ______________________          Director                    March 23, 1999
      (James D. Ryan)


      s/ H. Bruce Russell
      _____________________           Director                    March 23, 1999
      (H. Bruce Russell)


      s/ Linda Cornell Weinstein
      ___________________________     Director                    March 23, 1999
      (Linda Cornell Weinstein)

                                INDEX OF EXHIBITS



Exhibit Incorporation by Reference or page in sequential numbering where exhibit may be found:



(2.1) Agreement and Plan of Reorganization,   Exhibit 2.1 to Form 8-K filed
dated as of December 9, 1998, among FNB       December 17, 1998
Rochester  1998 Corp.,  M&T Bank
Corporation and Olympia Financial Corp.

(3.1)  Certificate  of  Incorporation,        Exhibits  4.2-4.5 to Registration
of the Registrant, as amended                 Statement No. 33-7244, filed July
                                              22, 1986

(3.2)  Amendment  to  Certificate             Exhibit 3 to Form 10-Q for period
of  Incorporation of Registrant               ended June 30, 1992
dated August 6, 1992

(3.3)  By-laws of the Registrant,             Exhibit 3.3 to Annual Report on
as amended                                    Form 10-K for the year ended
                                              December 31, 1992

(10.1)  1992 Stock Option Plan                Appendix to Proxy Statement dated
(as amended May 19, 1998)                     April 15, 1998 for Annual Meeting
                                              of Shareholders held May 19, 1998

(10.2)  1995 Non-employee Director            Exhibit 10.2  to Annual Report on
Stock Option Plan                             Form 10-K for the year ended
                                              December 31, 1997

(10.3)  Employment Agreement dated            Exhibit 1 to Form 8-K filed
June 8, 1992 between the Registrant           June 23, 1992
and R. Carlos Carballada

(10.4) Extension of Employment Agreement      Exhibit 10.1 to Form 10-Q for
between the Registrant and R. Carlos          period ended June 30, 1996
Carballada

(10.5)  Change of Control Employment          Exhibit 10.4  to Annual Report on
Agreement among the Registrant, First         Form 10-K for the year ended
National and R. Carlos Carballada             December 31, 1995

(10.6)  Form of Change of Control             Exhibit 10.5  to Annual Report on
Employment Agreement between First            Form 10-K for the year ended
National and each Executive Officer           December 31, 1995
other than R. Carlos Carballada

(10.7)  Forms of Stock Option Agreements      Exhibit 4.2 to Form S-8
pursuant to 1992 Stock Option Plan between    Registration Statement No.
the Registrant and each Executive Officer     333-66413, filed October 30, 1998

(10.8) Form of Stock Option Agreement         Exhibit 4.4 to Form S-8
pursuant to 1995 Non-employee Director        Registration Statement No.
Stock Option Plan between the Registrant      333-15325, filed November 1, 1996
and each outside Director of the Registrant


(10.9) 401(k) Stock Purchase Plan             Exhibit 4.5 to Form S-8
                                              Registration Statement No.
                                              333-15325, filed November 1, 1996

(10.10) Employee Stock Purchase Plan          Exhibit 4.6 to Form S-8
                                              Registration Statement No.
                                              333-15325, filed November 1, 1996

(10.11)  Loan agreements between First        Page 83
National and Pyramid Sherlyle Co.,
related to Michael J.Falcone

(10.12)  Loan agreements between              Exhibit 10.19 to Form 8 filed
First National and Carl R. Reynolds           April 22, 1992

(10.13) Line of Credit  agreements            Exhibit 10.17 to Annual Report on
between First National and  JML               Form 10-K for year ended December
Optical  Industries,  Inc.,                   31, 1993
related  to Joseph M. Lobozzo II

(10.14) Lease Agreement  between              Exhibit 10.2 to Form 10-Q for
Southtown Plaza  Associates,                  period ended June 30,  1995
related to William  Levine, and First
National

(10.15)  Commercial Line of Credit            Exhibit 10.3 to Form 10-Q for
Agreement between GLC Outsourcing             period ended September 30, 1995
Services, Inc., related to James D.
Ryan, and First National

(10.16)  Commercial  Loan  Agreements         Exhibit 10.26 to Annual Report on
between  Fred  Kravetz and  William           Form 10-K for year ended
Levine  Partners,  related                    December 31, 1996
to William Levine, and First National

(10.17) Commercial Line of Credit             Exhibit 10.1 to Form 10-Q for
Agreement between First National              period ended September 30, 1998
and James D. Ryan

(10.18) Commercial Loan Agreement between     Page 106
First National and Powder Mill Land
Company, related to James D. Ryan

(10.19)  Stock  Option  Agreement,            Exhibit  10.1 to Form 8-K filed
dated as of December 9, 1998,                 December 17, 1998
Between FNB Rochester  Corp.
and M&T Bank Corporation

(10.20)  Form of Voting  Agreement,           Exhibit  99.1 to Form 8-K filed
dated as of December 9, 1998, between         December 17, 1998
each director of FNB Rochester Corp.
and M&T Bank Corporation

(21)  Subsidiaries                            Page 124

(23)  Consent of KPMG LLP                     Page 125

(27)  Financial Data Schedule                 Page 126