Form 10-Q
period 1999-03-31
FNB ROCHESTER CORP
filed 1999-05-06
CIK 745087

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended March 31, 1999

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
Yes    X     No ______.


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at May 4, 1999
         -----------------------------         --------------------------
         Common stock, $1.00 par value                  3,970,896

                                   INDEX

                                                                    Page No.

Part I  Financial Information

     Item 1.

                  Condensed consolidated balance sheets -
                  March 31, 1999 and December 31, 1998                3-4

                  Condensed consolidated statements of
                  income for the three months ended March
                  31, 1999 and 1998                                     5

                  Condensed consolidated statement of shareholders' equity and comprehensive income for the period
                  ended March 31, 1999                                  6

                  Condensed consolidated statements of cash
                  flows for the three months ended March 31,
                  1999 and 1998                                       7-8

                  Notes to condensed consolidated financial
                  statements                                         9-10


     Item 2.      Management's discussion and analysis of
                  financial condition and results of operations     11-17

     Item 3.      Quantitative and qualitative disclosures
                  about market risk                                    17

Part II Other information                                           18-19

     Item 1.  Legal proceedings                                        18
     Item 2.  Changes in securities and use of proceeds                18
     Item 3.  Defaults upon Senior Securities                          18
     Item 4.  Submission of matters to a vote of security holders      18
     Item 5.  Other information                                        19
     Item 6.  Exhibits and reports on form 8-K                         19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       FNB ROCHESTER CORP. AND SUBSIDIARY

                Condensed Consolidated Balance Sheets (unaudited)
                      (In thousands, except per share data)



                                                     March 31,      December 31,
                                                       1999            1998
                                                       ----            ----
            Assets
            ------
Cash and due from banks                          $     17,332     $    20,031

Interest-bearing deposits with other banks              1,132           1,132

Federal funds sold                                      7,200           1,500

Securities available-for-sale, at fair value          130,734         132,664

Securities held-to-maturity (fair value of
$21,416 in 1999 and $22,106 in 1998)                   21,232          21,862

Loans:
    Commercial                                        232,395         231,716
    Mortgage                                          110,375         109,748
    Home Equity                                        30,671          31,056
    Consumer                                           20,538          22,023
                                                       ------          ------
        Total loans                                   393,979         394,543
    Net deferred loan fees                                118             123
    Allowance for loan losses                         (5,512)         (5,258)
                                                      -------         -------
        Net loans                                     388,585         389,408

Premises and equipment, net                            11,348          11,673

Accrued interest receivable                             4,398           4,069

FHLB and FRB stock                                      2,669           2,188

Other assets                                            5,120           3,373
                                                        -----           -----

        Total assets                             $    589,750   $     587,900
                                                      =======         =======

Liabilities and shareholders' equity Deposits:
  Demand:
    Non-interest bearing                         $     81,984   $      86,057
    Interest bearing                                   70,347          81,731
  Savings and money market                            103,319         103,549
  Certificates of deposit:
    Under $100,000                                    136,312         142,378
    $100,000 and over                                 109,649          87,646
                                                      -------          ------
      Total deposits                                  501,611         501,361

Securities sold under agreement to
repurchase and short-term borrowings                   23,543          23,840

Accrued interest payable and other liabilities          3,945           4,337

Long-term debt                                         20,210          20,210
                                                       ------          ------
      Total liabilities                               549,309         549,748
                                                      -------         -------
Shareholders' equity:

  Common  stock,  $1  par  value;
  authorized  5,000,000  shares;
  issued and outstanding 3,819,522
  in 1999 and 3,628,618 in 1998
                                                        3,820           3,629
  Additional paid in capital                           15,501          13,751
  Undivided profits                                    21,051          20,145
  Accumulated other comprehensive income                   69             627
                                                           --             ---
      Total shareholders' equity                       40,441          38,152
                                                       ------          ------
      Total liabilities and shareholders' equity  $   589,750     $   587,900
                                                      =======         =======


See accompanying notes to condensed consolidated financial statements

                       FNB ROCHESTER CORP. AND SUBSIDIARY
             Condensed Consolidated Statements of Income (unaudited)
                      (In thousands, except for share data)


                                                            Three months ended
                                                                 March 31,
Interest income:                                           1999            1998
                                                           ----            ----

  Interest and fees on loans:
    Commercial                                            $4,895          $4,706

    Mortgage                                               1,986           1,581
    Home equity                                              575             528
    Consumer                                                 494             490
                                                             ---             ---
      Total interest and fees on loans                     7,950           7,305
  Federal funds sold and time deposits                       110             129
  Securities                                               2,332           2,476
                                                           -----           -----
    Total interest income                                 10,392           9,910
                                                          ------           -----
Interest expense:
  Savings, checking and money market accounts                924             850
  Certificates of deposit                                  3,027           3,484
  Short-term borrowings and other                            510             179
                                                             ---             ---
    Total interest expense                                 4,461           4,513
                                                           -----           -----
    Net interest income                                    5,931           5,397
Provision for loan losses                                    285              90
                                                             ---              --
    Net interest income after provision for loan
    losses                                                 5,646           5,307
                                                           -----           -----
Non-interest income:
  Service charges on deposit accounts                        567             450
  Credit card fees                                            77             167
  Loan servicing fees                                         78              65
  Gain on sale of banking office                           1,048               -
  Other operating income                                     408             224
                                                             ---             ---
    Total non-interest income                              2,178             906
                                                           -----             ---
Non-interest expense:
  Salaries and employee benefits                           2,780           2,533
  Occupancy                                                1,106             921
  Marketing and public relations                              80             176
  Office supplies, printing and postage                      182             181
  Processing fees                                            266             258
  Legal                                                      211              48
  Other                                                    1,058             462
                                                           -----             ---
    Total non-interest expenses                            5,683           4,579
                                                           -----           -----
      Income before income taxes                           2,141           1,634
Income tax expense                                           929             502
                                                             ---             ---
      Net income                                          $1,212          $1,132
                                                           =====           =====

      Net income per common share - basic                $   .33         $   .31
                                                             ===             ===
      Net income per common share - diluted              $   .32          $  .30
                                                             ===             ===


See accompanying notes to condensed consolidated financial statements.

                       FNB ROCHESTER CORP. AND SUBSIDIARY
                Condensed Consolidated Statement of Shareholders'
                         Equity and Comprehensive Income
                        Three Months Ended March 31, 1999
                                 (in thousands)


                                                                              Accumulated
                                                  Additional                     Other
                                         Common     Paid in     Undivided    Comprehensive
                                         Stock      Capital      Profits         Income       Total
                                         -----      -------      -------         ------       -----

Balance at December 31, 1998         $  3,629     $ 13,751     $ 20,145         $  627      $ 38,152
Comprehensive income:
  Net income                                                      1,212                        1,212
    Change in unrealized gain on
      securities available-for-sale
      net of taxes of $372                                                       (558)          (558)
                                                                                                -----
Total comprehensive income                                                                654
                                                                                          ---
Quarterly common stock cash
 dividend - $.08 per share                                         (306)                        (306)
Issuance of common stock                  191        1,750                                     1,941
under option and employee
 purchase plans
Balance at March 31, 1999            $  3,820     $ 15,501     $ 21,051         $ 69        $ 40,441
                                        =====       ======       ======           ==          ======

Disclosure of reclassification amount:
Unrealized holding losses arising during period                                 $558
Less: reclassification adjustment for gains (losses) included in net income        -
                                                                                   -
Change in unrealized gain on securities available-for-sale, net of taxes        $558
                                                                                 ===


                       FNB ROCHESTER CORP. AND SUBSIDIARY
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)
                                                                                        Three months ended
                                                                                             March 31,

                                                                                       1999           1998
                                                                                       ----           ----

Cash flows from operating activities:
  Net income                                                                        $   1,212       $ 1,132

Adjustments to reconcile net income to
net cash provided by operating activities:
    Provision for loan losses                                                             285            90
    Depreciation and amortization                                                         464           396
    Gain on sale of banking office                                                     (1,048)            -
    Decrease (increase) in mortgage loans held-for-sale                                 1,918        (3,280)
    Increase in accrued interest receivable                                              (337)         (201)
    Increase in other assets                                                           (1,379)          (33)
    (Decrease) increase in accrued interest payable and other liabilities                (389)        2,131
                                                                                        -----         -----
        Net cash provided by operating activities                                         726           235
                                                                                          ---           ---
Cash flows from investing activities:

    Securities available-for-sale:
        Purchase of securities                                                        (11,567)      (18,095)
        Proceeds from maturities                                                       12,567        12,114
    Securities held-to-maturity:
        Purchase of securities                                                           (417)         (104)
        Proceeds from maturities                                                        1,047         1,146
    Loan origination and principal collection, net                                     (2,571)      (14,307)
    Capital expenditures, net                                                            (191)         (587)
    Net payment for sale of banking office                                             (9,570)            -
    Increase in FHLB stock                                                               (482)         (533)
                                                                                        -----         -----

        Net cash used by investing activities                                         (11,184)      (20,366)

Cash flows from financing activities:

    Net increase (decrease) in demand, savings, interest
        checking and money market accounts                                             (9,946)        1,239

    Certificates of deposit accepted and repaid, net                                   22,052        16,911
    Increase (decrease) in short-term borrowing and securities
        sold under agreement to repurchase                                               (297)        4,211

    Payment of common stock dividend                                                     (291)         (359)
    Issuance of common stock under option and employee
        purchase plans                                                                  1,941           182
                                                                                        -----           ---

        Net cash provided by financing activities                                      13,459        22,184
                                                                                       ------        ------

        Increase in cash and cash equivalents                                           3,001         2,053

    Provision for loan losses                                                             285            90
    Depreciation and amortization                                                         464           396
    Gain on sale of banking office                                                     (1,048)            -
    Decrease (increase) in mortgage loans held-for-sale                                 1,918        (3,280)
    Increase in accrued interest receivable                                              (337)         (201)
    Increase in other assets                                                           (1,379)          (33)
    (Decrease) increase in accrued interest payable and other liabilities                (389)        2,131
                                                                                        -----         -----
    (Decrease) increase in accrued interest payable and other liabilities                (389)        2,131
        Net cash provided by operating activities                                         726           235
                                                                                          ---           ---
        Net cash provided by operating activities                                         726           235
Cash flows from investing activities:
 ash flows from investing activities:
    Securities available-for-sale:
        Purchase of securities                                                        (11,567)      (18,095)
  Cash and cash equivalents at beginning of year                                       21,663        30,302
                                                                                       ------        ------
        Cash and cash equivalents at end of period                                   $ 24,664      $ 32,355
                                                                                       ======        ======



The Company paid cash during the three months ended March 31, 1999 and 1998 as follows:

    Interest                                                                         $ 3,528        $ 4,291
    Taxes                                                                              1,600            301


        See accompanying notes to condensed consolidated financial statements.

                       FNB ROCHESTER CORP. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  Summary of Significant Accounting Policies

     Basis of Presentation

     FNB Rochester Corp. (the Company) operates as a bank holding company. Its only subsidiary is First National Bank of Rochester (First National or the
     Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.

     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the December 31, 1998 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The financial information included herein has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals, solely of a normal recurring nature, that are in the opinion of management necessary for a fair presentation of results for the interim period ended March 31, 1999. Amounts in prior periods' financial statements are reclassified whenever necessary to conform with current presentation.

(2)  Allowance for Loan Losses

     Changes in the allowance for loan losses for the three months ended March 31, 1999 and 1998 are as follows:

                                                        1999          1998
                                                        ----          ----
Balance at beginning of period                $        5,258 $       5,580
Provisions for loan losses                               285            90
Loans charged off                                        (57)         (192)
Recoveries on loans previously charged-off                26           132
                                                          --           ---
Balance at end of period                      $        5,512 $       5,610
                                                       =====         =====

     The principal balance of loans not accruing interest totaled $3,159,000 and $2,077,000 at March 31, 1999 and 1998 respectively and $2,831,000 at
     December 31, 1998.

     At March 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired totaled $2,027,000 and $1,485,000, respectively. The average recorded investments in impaired loans during the three months ended March 31, 1999 and 1998 was approximately $1,811,000 and $1,116,000, respectively. At March 31, 1998 and 1999 the Bank had specific loan loss reserves for impaired loans of $891,000 and $248,000, respectively. For the three months ended March 31, 1999 and 1998, the Company recognized $29,000 and $21,000, respectively, in interest income on the impaired loans during the period in which they were considered impaired.

(3)  Earnings per Common Share

     Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) is as follows (income in thousands):


                                                                                 Average
                                                               Net Income        Shares      Per Share
                                                               ----------        ------      ---------

For three months ended March 31, 1999
  Basic EPS
    Net income applicable to common shareholders              $   1,212        3,648,412      $ .33
                                                                                                ===
    Effect of assumed exercise of stock options                       -          167,397
                                                                      -          -------
  Diluted EPS
    Income available to common shareholders and
      assumed exercise of stock options                       $   1,212        3,815,809      $ .32
                                                                  =====        =========        ===

For three months ended March 31, 1998
  Basic EPS
    Net income applicable to common shareholders              $   1,132        3,604,339      $ .31
                                                                                                ===
    Effect of assumed exercise of stock options                       -          211,671
                                                                      -          -------
  Diluted EPS
    Income available to common shareholders and
      assumed exercise of stock options                       $   1,132        3,816,010      $ .30
                                                                  =====        =========        ===


(4)  Stock Option Plans

     The Company has stock option plans which provide for the grant of options to acquire 525,000 shares of its common stock to key employees and options to acquire 25,000 shares of its common stock to directors. At March 31, 1999, options to purchase 314,221 shares were held by grantees under the plans. The range of exercise prices of the options is $5.63 to $21.50 per share with an average exercise price of $14.92 per share. At March 31, 1999, options to acquire 249,446 shares were exercisable. Of the remainder, options to acquire 11,900 shares become exercisable at various times through December 2000 and 52,875 become exercisable when the market price of the Company's common stock reaches $33.50, and remains there for a 30 day period. Since inception of the plans, options to acquire 216,741 shares have been exercised.

(5)  Dividends

     The Company declared a quarterly $.08 per share dividend on common stock on March 23, 1999, payable April 30, 1999 to shareholders of record April 16, 1999.

(6)  New Accounting Pronouncements

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage Backed Securities Retained after the Securitization or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a non mortgage banking enterprise. This statement was adopted by the Company January 1, 1999 and the statement did not have any impact on the Company's financial position or results of operation as the Company does not currently securitize mortgage loans.

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

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1998 contained in the Company's Form 10-K for the period then ended and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's Financial position or operating results.

     Proposed Merger

     In December 1998 FNB Rochester Corp. entered into a definitive agreement with M & T Bank Corporation ("M&T") for a merger of the Company into a subsidiary of M&T (the "Merger"). The Merger is subject to the satisfaction of certain conditions, including approval by shareholders of FNB Rochester Corp. at a special meeting to be held May 17, 1999. This transaction is expected to be completed on or about June 1,1999.

     The Merger will result in substantial legal, accounting, professional, investment advisory and other expense to be incurred by FNB Rochester in 1999. This expense is estimated to be approximately $2.5 to $3 million and will be recognized prior to the effective date of the Merger. This expense would also include costs associated with the core banking conversion as explained in more detail under Results of Operations, Non-interest Income and Non-interest Expense, below.

     Overview

     Effective with the close of business March 26, 1999 the Bank sold its Southport Banking Office. The Office was located in a suburb of Elmira, New York. At closing the Bank transferred approximately $11.9 million of deposits and $1.2 million in loans to the purchaser.

     Total assets increased $1.9 million, or .3% in the first three months of 1999. Loans decreased $569,000, or .1% as compared to December 31, 1998 and deposits remained the same at $501 million. The decline in loans is in the consumer portfolio. Commercial and mortgage loans showed small increases, as did home equity lines when adjusted for the sale of the Southport Office. New loan originations have declined since the announcement of the Merger and some loan officers have left the Bank to seek new employment. Investments in securities available-for-sale declined by $1.9 million, or 1.5%, from the amount at year end. A decline of $15.5 million in interest bearing and non-interest bearing demand deposits was offset by an increase in certificates of deposit. Certificates of deposit of $100,000 or more increased $22 million, or 25.1%, while certificates of deposit of less than $100,000 declined by $6 million, or 4.3%. The sale of the Southport Office caused $3.1 million of the decline in demand accounts, savings and money market accounts. $7.2 million in certificates of deposit were sold with the Southport Office, and certificates of deposit of less than $100,000 would have shown a modest increase without the sale. Certificates of deposit of $100,000 or more are being used as short-term funding to both offset the loss of the Southport Office deposits as well as the decline in new deposits. Few new demand, savings or money market accounts are being opened in the Bank since the announcement of the Merger Agreement and it is expected this trend will continue.

     For the three-month period ended March 31, 1999, net income increased $80,000, or 7.1%, as compared to the same period in 1998 and diluted income per share increased $.02, from $.30 to $.32. The increase is primarily due to increased other income. Other income increased $1.3 million, or 140.4%, and approximately $1 million of the increase was related to the sale of the Southport Office. Net interest income increased $534,000, or 9.9% as compared to the same period in 1998. Other expenses increased $1.1 million, or 24.1%, for the three-month period as compared to the same period in 1998. $587,000 of the other expenses were merger related.

     Net Interest Income

     Commercial lending and residential mortgage lending prior to the Merger announcement provided much of the Company's loan growth as compared to the period ended March 31, 1998. The increase in net interest income in the three-month period ended March 31, 1999 as compared to the same period in 1998 is primarily the result of that increased lending activity. The net interest margin has declined from 4.33% for the quarter ended March 1998 to 4.23% for the quarter ended March 1999.

     Increased loan volume resulted in interest and fees on loans increasing $645,000, or 8.8% for the three-month period ended March 31, 1999, as compared to the same period in 1998. For the three-month period interest and fee income on loans was increased $1,214,000 by additional volumes and reduced $569,000 by lower rates.

     Average commercial loans increased $28.5 million, or 14%, from the period ended March 31, 1998 to the period ended March 31, 1999. The increased volume contributed $600,000 to income, which was partially offset by rate declines that reduced income by $411,000. Average mortgage loans increased $25.4 million, or 29.8%. The increase in the mortgage portfolio was primarily made up of fixed rate mortgages with maturities of 15 years or less. The increase in mortgage interest income of $405,000 was primarily the result of the increased volume. Average home equity lines of credit outstanding increased $7 million with an increase in income of $47,000. Other consumer loans showed a small decline.

     During the three-month period ended March 31, 1999, average securities increased $3 million, or 2%, and because of declining rates income from those investments declined $144,000, or 5.8% from the comparable period for the prior year.

     Interest expense declined $52,000, or 1.2%, for the three-month period ended March 31, 1999 as compared to the period ended March 31, 1998. The net average balance total of savings, interest checking, and money market categories have shown an increase of $27.3 million, or 17.5%, as compared to the first three months of 1998, and the interest expense associated with those deposits increased $74,000, or 8.7%. Average certificates of deposit balances declined $7.4 million, or 3%, and expense related with those deposits declined $457,000, $365,000 from rates and $92,000 from the decrease in volume.

     Provision for Loan Losses

     The Bank provides for loan losses by a charge to current operations. The provision is based upon discretionary adjustments which, in the opinion of management, are necessary to bring the allowance to an appropriate level considering the character of the loan portfolio, current economic conditions, analyses of specific loans, and historical loss experience. A provision for $285,000 was made for the period ended March 31, 1999 and a provision of $90,000 was made in the period ended March 31, 1998.

     The Bank had net charge-offs of $31,000 for the three-month period ended March 31, 1999 as compared to net charge-offs of $60,000 for the same period in 1998. Net charge-offs (annualized) as a percent of average loans were .03% and .07% for the three months ended March 31, 1999 and 1998, respectively. The ratios of the allowance for possible loan losses as a percent of period end loans for the comparable periods were 1.40% and 1.61%, respectively. Non performing assets increased $1.4 million, or 53.7% to $4,132,000 at March 31, 1999 from $2,689,000 at March 31, 1998. $657,000 of the increase is due to one loan relationship. Non performing assets as a percent of total loans and other real estate increased to 1.05% at March 31, 1999 from .77% at March 31, 1998 and declined from 1.13% at December 31, 1998. Management undertakes a quarterly analysis to assess the adequacy of the allowance for possible loan losses taking into account non-performing and delinquent loans, internally criticized loans, historical trends, economic factors, and overall credit administration. Based on this analysis, the allowance is considered adequate at March 31, 1999 to absorb anticipated losses inherent in the portfolio.

     Internally criticized loans increased $543,000 from $18.7 million at December 31, 1998 to $19.2 million at March 31, 1999. The increase over the December 1998 total was primarily caused by one lending relationship. The relationship appears to be adequately collateralized and is not considered impaired.

     Non-Interest Income and Non-Interest Expense

     Non-interest income of $2,178,000 for the first three months of 1999 represents an increase of $1,272,000, or 140.4%, from $906,000 for the comparable period in 1998. $1,048,000 of the increase was for the gain on the sale of the Southport Office at the end of March 1999. Service charges on deposit accounts also increased $117,000 or 26% as compared to three-month period ended March 31, 1998.

     Non-interest expense was $5,683,000 for the first three months of 1999 as compared to $4,579,000 for the comparable period in 1998, an increase of $1,104,000, or 24.1%. The largest components of non-interest expense for the three-month periods ended March 31, 1999 and 1998 were salaries, employee benefits and occupancy. Salaries and employee benefits increased $247,000, or 9.8%, while occupancy expense increased $185,000, or 20.1%. Salaries and employee benefits increased primarily because of annual increases, a new office which opened in the City of Rochester in early April 1998 and two new offices which opened in Monroe and Ontario County in the third quarter of 1998. Occupancy expense increased primarily because of the new offices.

     A new core banking system which was to have become operational in the fourth quarter of 1998 has been postponed due to the planned Merger of the Company. If the Merger is approved, much of the cost incurred to date related to the new system, approximately $774,000, will need to be recognized as expense rather than be capitalized in that the new core system will not be utilized. If the Merger does not take place, the Bank plans to continue with its conversion to the new system.

     While operating expenses have continued to increase, the Company's operating expense as a percent of average assets has declined. The ratio declined during the last four years from 5.18% in 1994 to 3.57% for 1998. The ratio for the first three months of 1999 is 3.82%, however, adjusted for Merger related expenses of $587,000, the 1999 ratio is 3.43%. Merger expenses in the three-month period ended March 31, 1999 were $135,000 for legal expense and $452,000 for various other expenses which include accounting and investment advisory costs.

     Provision for Income Taxes

     The provision for income tax was $929,000 for the period ended March 31, 1999 as compared to $502,000 at March 31, 1998. The Company's effective tax rates for the periods were 43.4% and 30.7% for 1999 and 1998 respectively. The tax treatment of the Merger expense was the primary cause of the increase in the effective tax rate in 1999.

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

     Capital Adequacy

     Total shareholders' equity was $40,441,000 at March 31, 1999, which represents an increase of $2,289,000, or 6% from $38,152,000 at December 31, 1998. Shareholders' equity increased as a result of $1,212,000 in retained earnings and $1,941,000 in employee stock purchases, offset by dividends of $306,000 and a decrease of $558,000 in the unrealized net holding gain on securities available-for-sale, net of taxes. At March 31, 1999, the Company and its banking subsidiary exceeded the minimum guidelines for Tier 1 and Total Risk-Based Capital of 4% and 8%, respectively. The Company's ratios were 10.64% and 11.89% respectively, at March 31, 1999. Banking organizations must also maintain a minimum Tier 1 Leverage Ratio of 3% of assets, while banking organizations that are not top-rated according to regulators' "Camels" ratings, must meet leverage ratios of at least 100 basis points above the 3% standard. The Company's Tier 1 Leverage Ratio at March 31, 1999 was 6.81%. At 5% the Company would be considered to be well capitalized.

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

     The vast majority of the assets of the Company are held by the Bank. Dividends and cash advances to the Company from the Bank are subject to standard bank regulatory constraints. An analysis of projected expenses and cash flows indicates that the Company has sufficient cash to meet its anticipated cash obligations through 1999.

     Quantitative and Qualitative Disclosures About Market Risk

     On a quarterly basis, sensitivity to changes in interest rates is measured using a simulation model. The model estimates changes in net interest income and net income under a variety of possible interest rate scenarios. By performing these simulations and comparing them to established policy limits, management has an opportunity to plan for changes in the asset/liability mix, or to take other steps that may be necessary to lessen interest rate risk. Based on management's assumptions built into the simulation model and the current mix of the Company's assets and liabilities, management's assessment is that there will not be a material adverse effect on its operating results or liquidity in the event of reasonably foreseeable changes in interest rates through 1999. The simulation indicates a 100 basis point change in rates over a two year period would not impact net income by more than .09% and a 200 basis point change would not have an impact greater than 3%. These simulations are based on numerous assumptions regarding the timing and extent of repricing characteristics. Actual results may differ significantly.

     Year 2000

     For quite some time, First National has been aware of the complexity and magnitude of the Year 2000 (Y2K) issue. As a result, First National, with the support and direction of its Board of Directors and Senior Management, has dedicated resources and formally adopted strategies to work towards resolving all potential Year 2000 issues.

     On December 9, 1998, the proposed Merger of First National into M & T Bank was announced. The Merger is subject to shareholder approval and is expected to be completed on or about June 1, 1999 at which time all First National systems will be converted into M & T Bank systems. First National, however, is continuing its preparations for the Year 2000 date change in the event the Merger is not completed.

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

     A Year 2000 uncertainty that could have a material effect on the Bank's results of operations or financial condition is the risk associated with commercial borrowers. A risk assessment for commercial borrowers is substantially complete with 94% of the borrowers evaluated and rated as either high, moderate, or low risk. For purposes of Year 2000, the Bank has defined large commercial borrowers as those with relationships at or above $500,000. Relationships below $500,000 are considered low risk. Certain industries, such as residential construction were also evaluated and classified as low risk for Year 2000. Surveys sent to large commercial borrowers will be rated high risk until information is received. Of the respondents, 11 totaling $7.6 million were rated high risk. Management intends to follow the progress of each high and moderate risk customer and to update risk ratings throughout 1999. New and renewed commercial borrowers are also being assigned a risk rating and are being required to sign a Y2K addendum where the borrower agrees to take all measures necessary to assure information technology utilized by the borrower is Y2K compliant.

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

     Validation Phase - This is the most labor intensive and critical phase and requires a written test plan for each system that will be in use at the turn of the century. First National has opted not to rely entirely on vendor testing or third party certification as acceptable validation for systems processed in-house. As vendors provide upgraded software or enhancements, testing will be conducted to determine if the software or enhancements meet First National's requirements for Year 2000 readiness. Test plans have been written for mission critical systems and testing is in process. First National intends to review proxy testing completed for service bureau arrangements and certain purchased software and use those results to the extent proxy testing is appropriate and reliable. Additional independent critical testing will be completed as necessary based on proxy test results. In view of the proposed merger of the Bank, validation of several mission critical systems has been rescheduled. In the event that the proposed merger with M&T Bank is not completed by May 31, 1999, the validation of all mission critical systems will be scheduled so that the validation can be completed by June 30, 1999.

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

     Management continues to quantify the expenses of resolving Year 2000 problems, including problems relating to its own systems and those relating to third party customers and vendors, or the materiality of the effect of such expenses on its results of operations, capital resources or liquidity. For 1998, the Bank incurred expense of approximately $147,000. In addition, management has identified probable expense for the years 1999 and 2000 of approximately $395,000 and $67,000, respectively. The $67,000 expense for the year 2000 is primarily for contingency planning. Of the total projected expense of $609,000, testing, remediation and staff expense is projected to be $225,000, or 37%. Software and equipment purchases are expected to be approximately $192,000, or 31.5% of the total and contingency planning is projected at $192,000, or 31.5%. All expenses related to the year 2000 are expected to be paid out of First National's earnings.

     First National's objective is to migrate to the year 2000 with minimal impact on its customers and to achieve compliance with the ultimate deadline of January 1, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Reference is made to the information contained in Part I, Item 2 of this Form 10-Q under the caption "Quantitative and Qualitative Disclosures about Market Risk", which is incorporated herein by reference.

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

                                               None

Item 5. Other Information

                                               None

Item 6. Exhibits and Reports on Form 8-K

                                      a)  Exhibits


  Exhibit                                   Incorporation by Reference or page
  -------                                   in sequential numbering where
                                            exhibit may be found:


  (3.1)  Certificate of Incorporation       Exhibits 4.2-4.5 to Registration
  as amended, of the Registrant.            Statement No. 33-7244, filed
                                            July 22, 1986


  (3.2)  Amendment to  Certificate of       Exhibit 3 to Form 10-Q for period
  Incorporation of Registrant dated         ended June 30, 1992
  August 6, 1992.

  (3.3)  By-laws of the Registrant, as      Exhibit 3.3 to Annual Report on Form
  amended.                                  10-K for the year ended December 31,
                                            1992

  (2.1)  Agreement and Plan of              Exhibit 2.1 to Form 8-K filed
  Reorganization, dated as of               December 17, 1992
  December 9, 1998, among FNB
  Rochester Corp., M&T Bank
  Corporation and Olympia
  Financial Corp.

  (27) Financial Data Schedule              Page 22

(b)  Reports on Form 8-K:

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FNB ROCHESTER CORP.


Date     May 5 , 1999                    s\s Stacy C. Campbell
         ------------                    ---------------------
                                         Stacy C. Campbell
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Duly Authorized Officer)

                                INDEX OF EXHIBITS


  Exhibit                                   Incorporation by Reference or page
  -------                                   in sequential numbering where
                                            exhibit may be found:


  (3.1)  Certificate of Incorporation       Exhibits 4.2-4.5 to Registration
  as amended, of the Registrant.            Statement No. 33-7244, filed
                                            July 22, 1986


  (3.2)  Amendment to  Certificate of       Exhibit 3 to Form 10-Q for period
  Incorporation of Registrant dated         ended June 30, 1992
  August 6, 1992.

  (3.3)  By-laws of the Registrant, as      Exhibit 3.3 to Annual Report on Form
  amended.                                  10-K for the year ended December 31,
                                            1992

  (2.1)  Agreement and Plan of              Exhibit 2.1 to Form 8-K filed
  Reorganization, dated as of               December 17, 1992
  December 9, 1998, among FNB
  Rochester Corp., M&T Bank
  Corporation and Olympia
  Financial Corp.

  (27) Financial Data Schedule              Page 22